Form 10-Q
period 1994-03-16
PROPERTY CAPITAL TRUST
filed 1994-03-16
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                   FORM 10-Q
(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 1994

                                      OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to


                        Commission File Number:  1-7003


                             PROPERTY CAPITAL TRUST
            (Exact name of registrant as specified in its charter)


        Massachusetts                           04-2452367
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)



              One Post Office Square, Boston, Massachusetts 02109
                   (Address of principal executive offices)
                                  (zip code)


              Registrant's telephone number, including area code:
                                (617) 451-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X    No      .


Number of shares of Common Shares outstanding as of January 31, 1994: 9,030,585

                          PROPERTY CAPITAL TRUST

                                   INDEX


                                                                   Page
Part I.  Financial Information                                     Number

Consolidated Balance Sheet - January 31, 1994 (unaudited)
  and July 31, 1993                                                  2

Consolidated Statement of Operations -
  Three and Six Months Ended January 31, 1994 and 1993 (unaudited)   3

Consolidated Statement of Cash Flows -
  Six Months Ended January 31, 1994 and 1993 (unaudited)             4

Consolidated Statement of Shareholders' Equity -
  Six Months Ended January 31, 1994 and 1993 (unaudited)             5

Notes to Consolidated Financial Statements (unaudited)               6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             7-10

Part II.  Other Information                                         11


                                Property Capital Trust

                              Consolidated Balance Sheet


                                                                     January 31,                           July 31,
                                                                         1994                                1993
______________________________________________________________________________________________________________________

                                                                     (Unaudited)

Assets


Real Estate Investments
 Owned Properties (net of accumulated depreciation)                  $133,686,000                        $129,153,000
 Structured Transactions                                               63,986,000                          67,475,000
                                                                     ____________                        ____________

                                                                      197,672,000                         196,628,000


 Less: Provision for possible investment losses                       (18,129,000)                        (20,129,000)
                                                                     ____________                        ____________

                                                                      179,543,000                         176,499,000


Cash                                                                      448,000                             324,000


Interest and rents receivable
 Owned Properties                                                       1,492,000                           1,673,000
 Structured Transactions                                                1,294,000                             965,000
Other assets                                                              757,000                             623,000
                                                                     ____________                        ____________

                                                                     $183,534,000                        $180,084,000
                                                                     ____________                        ____________
                                                                     ____________                        ____________


Liabilities and Shareholders' Equity

Liabilities
 Accounts payable and accrued expenses                                 $2,662,000                          $2,894,000
 Accrued interest                                                         635,000                             564,000
 Bank note payable                                                     20,600,000                          16,530,000
 Non-recourse mortgage notes payable                                   36,365,000                          36,593,000
 9 3/4% Convertible Subordinated Debentures                             2,546,000                           2,546,000
 10% Convertible Subordinated Debentures                               30,823,000                          30,823,000
                                                                     ____________                        ____________

                                                                       93,631,000                          89,950,000
                                                                     ____________                        ____________

Shareholders' Equity
 Common Shares (without par value, unlimited
  shares authorized, 9,030,585 issued and outstanding at
  January 31, 1994)                                                   106,060,000                         106,052,000
 Accumulated deficit                                                  (16,157,000)                        (15,918,000)
                                                                     ____________                        ____________

 Total Shareholders' Equity                                            89,903,000                          90,134,000
                                                                     ____________                        ____________

                                                                     $183,534,000                        $180,084,000
                                                                     ____________                        ____________
                                                                     ____________                        ____________



                             Property Capital Trust

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                               Three Months Ended                         Six Months Ended
                                                                   January 31,                               January 31,
                                                           __________________________________  _________________________________

                                                             1994               1993                  1994                1993
________________________________________________________________________________________________________________________________

Revenues
Owned Properties                                          $3,919,000         $2,847,000            $7,631,000          $5,412,000
Structured Transactions
 Base income                                               1,269,000          1,522,000             2,645,000           3,091,000
 Overage income                                              532,000            371,000             1,088,000             839,000
                                                          __________          _________            __________          __________

                                                           5,720,000          4,740,000            11,364,000           9,342,000

Advisory fee income                                           67,000             74,000               147,000             142,000
Interest income                                                3,000              2,000                 5,000               5,000
                                                          __________          _________            __________          __________

                                                           5,790,000          4,816,000            11,516,000           9,489,000

Expenses
Expenses on Owned Properties                               1,870,000          1,451,000             3,803,000           3,011,000
Interest                                                   1,568,000          1,265,000             3,135,000           2,501,000
Depreciation                                               1,126,000            850,000             2,164,000           1,644,000
General and administrative expenses                          619,000            526,000             1,119,000           1,023,000
Professional fees                                            116,000            287,000               288,000             443,000
Trustees' fees and expenses                                   45,000             51,000                82,000             101,000
                                                          __________          _________            __________          __________

                                                           5,344,000          4,430,000            10,591,000           8,723,000
                                                          __________          _________            __________          __________

Income before Gain (Loss) on
Real Estate Investments                                      446,000            386,000               925,000             766,000

Gain (Loss) on Real Estate Investments
Gain on Sale of Real Estate Investments                      100,000                -                 100,000           7,700,000
Provision for Possible Investment Losses                         -          (10,000,000)                  -           (10,000,000)
                                                          __________          _________            __________          __________

                                                             100,000        (10,000,000)              100,000          (2,300,000)
                                                          __________          _________            __________          __________

Net Income (Loss)                                           $546,000        ($9,614,000)           $1,025,000         ($1,534,000)
                                                          __________          _________            __________          __________
                                                          __________          _________            __________          __________

Net Income (Loss) per Share

Income before Gain (Loss) on
Real Estate Investments                                        $0.05              $0.04                 $0.10               $0.08
                                                          __________          _________            __________          __________

Gain (Loss) on Real Estate Investments
Gain on Sale of Real Estate Investments                         0.01                 -                   0.01                0.85
Provision for Possible Investment Losses                          -               (1.11)                   -                (1.11)
                                                          __________          _________            __________          __________

                                                                0.01              (1.11)                 0.01               (0.26)
                                                          __________          _________            __________          __________

Net Income (Loss) per Share                                    $0.06             ($1.07)                $0.11              ($0.18)
                                                          __________          _________            __________          __________
                                                          __________          _________            __________          __________



                              Property Capital Trust

                        Consolidated Statement of Cash Flows
                                    (Unaudited)


                                                                                       Six Months Ended January 31,
                                                                             ______________________________________________

                                                                                  1994                              1993
___________________________________________________________________________________________________________________________

Operating Activities
Net Income (Loss)                                                              $1,025,000                       ($1,534,000)
Adjustments to Net Income (Loss)
 Gain on sale of real estate investments                                         (100,000)                       (7,700,000)
 Increase in provision for possible investment losses                                 -                          10,000,000
 Depreciation and amortization                                                  2,200,000                         1,665,000
 Changes in assets and liabilities
  Increase in interest and rents receivable                                      (148,000)                          (80,000)
  Increase in other assets, net                                                  (170,000)                         (545,000)
  (Decrease) Increase in accounts payable,
    accrued expenses and accrued interest                                        (161,000)                        1,075,000
                                                                             ______________                    ____________

Net Cash Provided by Operating Activities                                       2,646,000                         2,881,000
                                                                             ______________                    ____________
Investing Activities

Owned Properties
 Additions                                                                     (6,697,000)                       (5,273,000)
Structured Transactions
 Dispositions                                                                   1,589,000                         9,632,000
 Additions                                                                            -                            (544,000)
                                                                             ______________                    ____________

Net Cash (Used in) Provided by Investing Activities                            (5,108,000)                        3,815,000
                                                                             ______________                    ____________
Financing Activities
Proceeds from (repayment of) bank note payable                                  4,070,000                       (11,110,000)
Cash dividends paid                                                            (1,264,000)                       (1,174,000)
Amortization of non-recourse mortgage notes payable                              (228,000)                         (118,000)
Proceeds from exercise of stock options                                             8,000                               -
Increase in non-recourse mortgage notes payable                                       -                           6,000,000
                                                                             ______________                    ____________

Net Cash Provided by (Used in) Financing Activities                             2,586,000                        (6,402,000)
                                                                             ______________                    ____________

Net Increase in Cash                                                              124,000                           294,000

Cash at Beginning of Period                                                       324,000                           207,000
                                                                             ______________                    ____________

Cash at End of Period                                                            $448,000                          $501,000
                                                                             ______________                    ____________
                                                                             ______________                    ____________



                             Property Capital Trust

                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                              January 31,
                                                                           ______________________________________________

                                                                               1994                             1993
_________________________________________________________________________________________________________________________

Common Shares

Balance at beginning of period                                             $106,052,000                     $106,052,000
Stock options exercised                                                           8,000                            -
                                                                          ______________                   _______________

Balance at end of period                                                    106,060,000                      106,052,000
                                                                          ______________                   _______________

Accumulated Deficit

Balance at beginning of period                                              (15,918,000)                     (12,850,000)
Net income (loss)                                                             1,025,000                       (1,534,000)
Cash dividends paid                                                          (1,264,000)                      (1,174,000)
                                                                          ______________                   _______________

Balance at end of period                                                    (16,157,000)                     (15,558,000)
                                                                         ______________                   _______________

Total Shareholders' Equity                                                  $89,903,000                      $90,494,000
                                                                         ______________                   _______________
                                                                         ______________                   _______________





Number of Common Shares


Common Shares issued and outstanding
 at beginning of period                                                       9,028,585                        9,028,585
Stock options exercised                                                           2,000                             -
                                                                         ______________                   _______________

Common Shares issued and outstanding
 at end of period                                                             9,030,585                        9,028,585
                                                                         ______________                   _______________
                                                                         ______________                   _______________






                      PROPERTY CAPITAL TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

             For the Six Months Ended January 31, 1994


1.Business

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Trust's financial position as of January 31, 1994 and the results of its operations and its cash flows for the six months ended January 31, 1994 and 1993.

The information contained in these interim financial statements should be read in conjunction with the Trust's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 20, 1993.

2.Real Estate Investments

During the quarter ended January 31, 1994 the Trust wrote down its $7,500,000 investment in 6110 Executive Boulevard by $2,000,000 to $5,500,000. This loss was fully provided for by the provision for possible investment losses at July
31, 1993.

3.Gain (Loss) on Real Estate Investments

During the second quarter of fiscal 1994, the Trust sold its land investment in the Brown County Inn for $600,000 which produced a gain of $100,000, and its $1,000,000 leasehold mortgage on the property was prepaid at par.

4.Stock Option Plan

In January 1994, options to purchase 68,850 shares were granted at $6.38 per share. All such options vest over a five year period from the date of grant and are subject to termination under certain circumstances.




ITEM 1. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

The Trust's debt at January 31, 1994 was $90,334,000 as compared to $86,492,000 at July 31, 1993, and was composed of $33,369,000 of long-term, fixed-rate, convertible debentures with an average interest cost of 9.98%, $36,365,000 of non-recourse mortgage notes payable with an average interest cost of 8.64% and $20,600,000 of short-term bank borrowings bearing interest at the bank's prime rate plus 1/4% (the prime rate was 6.0% at January 31, 1994). The Trust's debt to equity ratio increased to 1.00x at January 31, 1994 from .96x at July 31, 1993. The increase was primarily due to additional borrowings under the Trust's bank line to fund the redevelopment of the Loehmann's Fashion Island shopping center.

The Trust's bank note payable, which is due and payable on demand, represents borrowings under a $35,000,000 revolving line of credit. The interest rate on the bank line is at the bank's prime rate plus 1/4% on borrowings up to $23,250,000. To the extent borrowings under the line exceed $23,250,000, the interest rate on any such excess borrowings will be at the bank's prime rate plus 1-1/2% and any borrowings in excess of $23,250,000 will be secured by a second lien on Loehmann's Fashion Island. During the remainder of fiscal
1994 the Trust expects to use the bank line to fund the remaining redevelopment costs of Loehmann's Fashion Island of approximately $4,000,000 and to fund capital expenditures on other Owned Properties of approximately
$3,500,000. As described below, the Trust has entered into agreements to sell its interest in the Eagle apartments and its investment in Village Oaks apartments and currently intends to use the cash proceeds of approximately
$10,000,000 from such sales to reduce the current amount outstanding under its bank line. However, there can be no assurance that such sales will be consummated. Accordingly, the Trust may borrow in excess of $23,250,000 under its bank line during fiscal 1994.

The Trust's mortgage notes payable is expected to increase in the third quarter of fiscal 1994 as a result of the Trust's acquisition of its lessee's interest in 6110 Executive Boulevard, which is subject to a $6,478,000 first mortgage, and the Trust's expected acquisition (through an Investment Partnership) of its lessee's interest in the Houston apartments investments, which are subject to non-recourse first mortgages aggregating approximately $26,000,000 (both as more fully described below). These two increases will be offset by a reduction in mortgage notes payable of $5,930,000 if the sale of the Trust's Eagle apartments occurs.

Review of Real Estate Activity During the Quarter

Apartments

With regard to the Trust's $10,000,000 partnership investment in the Houston apartments, on September 13, 1993, the Bankruptcy Court in Houston, Texas confirmed a reorganization plan for the partnership's lessee/mortgagor, which generally reduced the interest rates on and extended the terms of the first mortgages encumbering the properties and required the resumption of payments of interest and rent to the partnership on November 1, 1993 at a blended rate of 7.3% (the payments commenced as scheduled). Subsequent to the end of the second quarter the Trust directed its lessee to change the on-site management at all of the properties. The lessee then exercised its right to sell its interest in the properties to the Trust and its partners for approximately
$427,000, with the closing expected to occur on or about March 31, 1994.  The
Trust anticipated that the lessee would exercise its right to sell its interest to the partnership and believes that such transfer will be beneficial to the Trust and its partners, as the partnership will have direct control over the management, renovation and disposition of the properties.

With regard to the Trust's $1,000,000 investment in the Village Oaks apartments in Westmont, Illinois, the Trust has granted its lessee an option to purchase the Trust's investment for $3,500,000, to be exercised no later than March 31, 1994. With regard to the Trust's $12,700,000 investment in the Eagle apartments, which is owned subject to a first mortgage of $5,930,000, the Trust has executed a purchase and sale agreement with a third party

                                                                     8
Review of Real Estate Activity During the Quarter (continued)

Apartments (continued)

for approximately $12,600,000 with the closing to occur no later than March
31, 1994. At this time it is not possible to determine whether either sale will occur.

Shopping Centers

With regard to the redevelopment of Loehmann's Fashion Island, the Trust's
280,000 square foot shopping center located in Aventura, Florida, the project is now 85% leased. The grand reopening of the center occurred in December
1993 and the shopping center's largest tenant, Publix, opened for business in January 1994.

The Trust had previously reported on the potential sale of the Trust's land under Crossroads Mall, located in Boulder, Colorado. The sale had been contingent upon the completion of an initial public offering by an affiliate of the Trust's lessee on or before February 15, 1994. The offering was not completed by that date and, therefore, the sale did not occur.

With regard to the Trust's $500,000 mortgage loan investment in Rapids Mall, located in Wisconsin Rapids, Wisconsin, in November 1993, the mortgagor
defaulted on its obligation to pay interest due the Trust.   Subsequent to
the end of the second quarter all payments due the Trust were collected and at the same time, the Trust granted the mortgagor an option to purchase the
Trust's investment for $350,000, expiring on May 31, 1994.

Office Buildings

With regard to the Trust's sole remaining office building structured investment, 6110 Executive Boulevard in Rockville, Maryland, the Trust's lessee elected to convey its interest in the property to the Trust effective
February 1, 1994, subject to a $6,478,000 non-recourse mortgage, with an interest rate of 9 5/8%. At January 31, 1994 the Trust utilized a portion of its previously established loss reserve to write down this $7,500,000 investment by $2,000,000 to $5,500,000.

On November 3, 1993 the Trust refinanced the first mortgage on the Park Place office building located in Clayton, Missouri. The result of the refinancing is a reduction on the annual effective interest expense from 8.25% to 5.65%, or an annual savings to the Trust of approximately $220,000.

Hotels

With regard to the Trust's investment in the Brown County Inn, located in Nashville, Indiana, the Trust, during the second quarter, sold its land investment for $600,000, resulting in a gain of $100,000, and its $1,000,000 leasehold mortgage on the property was prepaid at par.



Results of Operations for the Three and Six Months ended January 31, 1994 versus the Three and Six Months ended January 31, 1993

Revenues

Revenues from Owned Properties (base rent plus expense reimbursements) increased 38% and 41% for the three and six months ended January 31, 1994 as compared to the same periods in the prior year, primarily due to the Trust's acquisition of its lessee's interest in One Park West (in March 1993) and an increase in rental income from Loehmann's Fashion Island as new tenants occupy the shopping center. This latest factor should cause revenues from Owned Properties to increase further during the remainder of fiscal 1994.
Additionally, revenues from Owned Properties are expected to increase in the third and fourth quarters of fiscal 1994 as compared to


Results of Operations for the Three and Six Months ended January 31, 1994 versus the Three and Six Months ended January 31, 1993 (continued)

Revenues (continued)

the second quarter due to the Trust's expected acquisition of its lessees' interests in 6110 Executive Boulevard and the Houston apartments in the third quarter of fiscal 1994, offset in part by a decrease if Eagle apartments is sold.

Base income from Structured Transactions decreased 17% and 14% for the three and six months ended January 31, 1994 as compared to the same periods in the prior year, primarily due to the conversion of One Park West to an Owned
Property (in March 1993). Base income from Structured Transactions is expected to decrease in the third quarter of fiscal 1994 as compared to the second quarter principally due to the anticipated conversion of 6110
Executive Boulevard and the Houston apartments to Owned Properties in the third quarter of fiscal 1994, the sale of the Brown County Inn in January
1994 and the possible sale of Village Oaks in the third quarter.

Overage income increased 43% and 30% for the three and six months ended
January 31, 1994 as compared to the same periods in the prior year due to the receipt of overage income from two apartment investments which did not pay any overage income in the comparable periods last year and increased overage from one of the hotel investments as compared to the comparable periods last year.

Expenses

Expenses on Owned Properties increased 29% and 26% for the three and six months ended January 31, 1994 as compared to the same periods in the prior year. The increases were primarily due to the conversion of One Park West to an Owned Property (in March 1993). Expenses on Owned Properties will increase further in the third and fourth quarters of fiscal 1994 as compared to the second quarter, principally due to the expected conversions of 6110
Executive Boulevard and the Houston apartments to Owned Properties, offset, in part, by a decrease if Eagle apartments is sold.

Interest expense increased 24% and 25% for the three and six months ended
January 31, 1994 as compared to the same periods in the prior year. The increase was primarily due to the interest expense incurred on the first mortgage on the One Park West investment (acquired in March 1993) offset by a reduction in the interest expense on the Park Place office building as a result of the refinancing in November 1993. Interest expense is expected to increase further in fiscal 1994 as compared to the second quarter, due principally to the expensing of all interest related to Loehmann's Fashion
Island once the redevelopment is completed and the expected acquisition of 6110 Executive Boulevard and the Houston apartments which are both subject to first mortgage financing, partially offset by a decrease if Eagle apartments is sold.

Depreciation expense increased 32% for the three and six months ended January
31, 1994 as compared to the same periods in the prior year primarily due to the acquisition of One Park West (in March 1993) and the increase in the depreciation of Loehmann's Fashion Island as portions of the redeveloped center are placed in service. Depreciation expense is expected to increase further in fiscal 1994 as compared to the second quarter principally due to the completion of the redevelopment of Loehmann's Fashion Island and the expected acquisition of 6110 Executive Boulevard and the Houston apartments, offset in part by a decrease if Eagle apartments is sold.

General and administrative expenses increased 18% and 9% for the three and six months ended January 31, 1994 as compared to the same periods in the prior year primarily due to year end compensation adjustments made in December 1993. General and administrative expenses for the remaining two fiscal quarters are each expected to be less than in the second quarter.

Professional fees decreased 60% and 35% for the three and six months ended
January 31, 1994 as compared to the same periods in the prior year due to the completion of the bankruptcy proceedings with regard to the Houston apartments investments. Professional fees are expected to remain stable for the remainder of fiscal 1994.


Results of Operations for the Three and Six Months ended January 31, 1994 versus the Three and Six Months ended January 31, 1993 (continued)

Gain on Sale of Real Estate Investments

During the second quarter the Trust sold its land investment in the Brown
County Inn, located in Nashville, Indiana, for $600,000, resulting in a gain of $100,000.

Income before Gain (Loss) on Real Estate Investments

During the remainder of fiscal 1994, the Trust expects income before gain
(loss) on real estate investments to decrease due principally to an expected increase in depreciation expense related to the anticipated conversions of the Houston apartments and 6110 Executive Boulevard to Owned Properties.

Dividends

Dividends declared for the first and second quarters of fiscal 1994 and 1993 were $.07 each. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.















Part II.  Other Information

Item 1.  Legal Proceedings
None

Item 4.  Submission of Matters to a Vote of Security Holders
None


Item 6.  Exhibits and Reports on Form 8-K
None










                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PROPERTY CAPITAL TRUST
                                            Registrant




March 16, 1994                     \S\ ROBERT M. MELZER
    Date                           Robert M. Melzer
                                   President and Chief Executive Officer
                                   (Principal Financial Officer)
December 16, 1993






