Form 10-Q
period 1994-06-20
PROPERTY CAPITAL TRUST
filed 1994-06-20
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549




                                FORM 10-Q
(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended April 30, 1994

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
Yes   X    No      .


Number of shares of Common Shares outstanding as of April 30, 1994:  9,030,585

                         PROPERTY CAPITAL TRUST



                                  INDEX


                                                                      Page
Part I.  Financial Information                                       Number

    Consolidated Balance Sheet - April 30, 1994 (unaudited)
      and July 31, 1993                                                 2

    Consolidated Statement of Operations -
      Three and Nine Months Ended April 30, 1994 and 1993 (unaudited)   3

    Consolidated Statement of Cash Flows -
      Nine Months Ended April 30, 1994 and 1993 (unaudited)             4

    Consolidated Statement of Shareholders' Equity -
      Nine Months Ended April 30, 1994 and 1993 (unaudited)             5

    Notes to Consolidated Financial Statements (unaudited)              6-7

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               8-11

Part II.  Other Information                                             12

                        Property Capital Trust

                      Consolidated Balance Sheet


                                                                        April 30,       July 31,
                                                                          1994           1993
____________________________________________________________________________________________________

                                                                       (Unaudited)
Assets

Real Estate Investments
  Owned Properties (net of accumulated depreciation)                   $105,867,000    $101,570,000
  Investment Partnerships                                                52,055,000      52,172,000
  Structured Transactions                                                33,084,000      43,066,000
                                                                      ______________  ______________

                                                                        191,006,000     196,808,000
  Less: Provision for possible investment losses                        (18,129,000)    (20,129,000)
                                                                      ______________  ______________

                                                                        172,877,000     176,679,000

Cash                                                                        393,000         324,000

Interest and rents receivable
  Owned Properties                                                        1,589,000       1,598,000
  Structured Transactions                                                   945,000         965,000
Other assets                                                                890,000         548,000
                                                                      ______________  ______________

                                                                       $176,694,000    $180,114,000
                                                                      ______________  ______________
                                                                      ______________  ______________
Liabilities and Shareholders' Equity

Liabilities
  Accounts payable and accrued expenses                                  $2,624,000      $2,924,000
  Accrued interest                                                        1,537,000         564,000
  Bank note payable                                                      10,400,000      16,530,000
  Non-recourse mortgage notes payable                                    36,805,000      36,593,000
  9 3/4% Convertible Subordinated Debentures                              2,546,000       2,546,000
  10% Convertible Subordinated Debentures                                30,823,000      30,823,000
                                                                      ______________  ______________

                                                                         84,735,000      89,980,000
                                                                      ______________  ______________
Shareholders' Equity
  Common Shares (without par value, unlimited shares
   authorized, 9,030,585 issued and outstanding at April 30, 1994,
   9,028,585 at July 31, 1993)                                          106,060,000     106,052,000
  Accumulated deficit                                                   (14,101,000)    (15,918,000)
                                                                      ______________  ______________

  Total Shareholders' Equity                                             91,959,000      90,134,000
                                                                      ______________  ______________

                                                                       $176,694,000    $180,114,000
                                                                      ______________  ______________
                                                                      ______________  ______________


                          Property Capital Trust

                     Consolidated Statement of Operations
                                     (Unaudited)



                                                                   Three Months Ended                       Nine Months Ended
                                                                         April 30,                              April 30,
                                                                 __________________________            __________________________

                                                                   1994              1993                  1994        1993
_________________________________________________________________________________________________________________________________

Revenues
Owned Properties                                                  $4,240,000        $2,083,000          $9,849,000     $5,537,000
Income from unconsolidated Investment Partnerships                   668,000           277,000           1,759,000      1,017,000
Structured Transactions
 Base income                                                         582,000         1,175,000           2,403,000      3,696,000
 Overage income                                                      468,000           631,000           1,512,000      1,409,000
                                                                 ____________       ___________         ___________    __________

                                                                   5,958,000         4,166,000          15,523,000     11,659,000

Advisory fee income                                                   67,000            60,000             214,000        202,000
Interest income                                                        1,000             1,000               1,000          2,000
                                                                 ____________       ___________         ___________    __________

                                                                   6,026,000         4,227,000          15,738,000     11,863,000
                                                                 ____________       ___________         ___________    __________
Expenses
Expenses on Owned Properties                                       2,106,000         1,172,000           4,914,000      3,193,000
Interest                                                           1,940,000         1,347,000           5,075,000      3,848,000
Depreciation                                                       1,030,000           596,000           2,594,000      1,694,000
General and administrative expenses                                  539,000           503,000           1,549,000      1,409,000
Professional fees                                                     89,000           104,000             277,000        347,000
Trustees' fees and expenses                                           44,000            46,000             126,000        147,000
                                                                 ____________       ___________         ___________    __________

                                                                   5,748,000         3,768,000          14,535,000     10,638,000
                                                                 ____________       ___________         ___________    __________
Income before Gain (Loss) on
 Real Estate Investments                                             278,000           459,000           1,203,000      1,225,000
                                                                 ____________       ___________         ___________    __________

Gain (Loss) on Real Estate Investments
 Gain on Sale of Real Estate Investments                           2,410,000                -            2,510,000      7,700,000
 Provision for Possible Investment Losses                                 -                 -                 -       (10,000,000)
                                                                 ____________       ___________         ___________    __________

                                                                   2,410,000                -            2,510,000     (2,300,000)
                                                                 ____________       ___________         ___________    __________

Net Income (Loss)                                                 $2,688,000          $459,000          $3,713,000    ($1,075,000)
                                                                 ____________       ___________         ___________    __________
                                                                 ____________       ___________         ___________    __________
Net Income (Loss) per Share
Income before Gain (Loss) on
 Real Estate Investments                                               $0.03             $0.05               $0.13         $0.13
                                                                     ________          ________            ________      ________

Gain (Loss) on Real Estate Investments
 Gain on Sale of Real Estate Investments                                0.27                -                 0.28          0.85
 Provision for Possible Investment Losses                                 -                 -                   -          (1.11)
                                                                     ________          ________            ________      ________

                                                                        0.27                -                 0.28         (0.26)
                                                                     ________          ________            ________      ________

Net Income (Loss) per Share                                            $0.30             $0.05               $0.41        ($0.13)
                                                                     ________          ________            ________      ________
                                                                     ________          ________            ________      ________


                         Property Capital Trust

                  Consolidated Statement of Cash Flows
                               (Unaudited)


                                                                                   Nine Months Ended
                                                                                        April 30,
                                                                   _____________________________________________

                                                                            1994                      1993
________________________________________________________________________________________________________________

Operating Activities
Net Income (Loss)                                                        $3,713,000               ($1,075,000)
Adjustments to Net Income (Loss)
 Gain on sale of real estate investments                                 (2,510,000)               (7,700,000)
 Increase in provision for possible investment losses                           -                  10,000,000
 Depreciation and amortization                                            2,594,000                 1,694,000
 Income from unconsolidated Investment Partnerships                      (1,759,000)               (1,017,000)
 Distributions of earnings from Investment Partnerships                   1,876,000                 1,104,000
 Changes in assets and liabilities
  Decrease (increase) in interest and rents receivable                       29,000                  (992,000)
   (Increase) decrease in other assets, net                                (342,000)                1,624,000
  Increase in accounts payable, accrued expenses,
     and accrued interest                                                   673,000                   594,000
                                                                        ____________              ____________

Net Cash Provided by Operating Activities                                 4,274,000                 4,232,000
                                                                        ____________              ____________

Investing Activities

Owned Properties
 Dispositions                                                            12,567,000                       -
 Additions                                                               (7,584,000)               (9,879,000)
Structured Transactions
 Dispositions                                                             5,095,000                10,865,000
 Additions                                                                      -                    (587,000)
                                                                        ____________              ____________

Net Cash Provided by Investing Activities                                10,078,000                   399,000
                                                                        ____________              ____________
Financing Activities

Repayment of bank note payable                                           (6,130,000)               (8,580,000)
Cash dividends paid                                                      (1,896,000)               (1,805,000)
Amortization of non-recourse mortgage
 notes payable                                                             (355,000)                 (192,000)
Proceeds from exercise of stock options                                       8,000                       -
(Repayment of) proceeds from non-recourse
 mortgage notes payable                                                  (5,910,000)                6,000,000
                                                                        ____________              ____________

Net Cash Used In Financing Activities                                   (14,283,000)               (4,577,000)
                                                                        ____________              ____________

Net Increase in Cash                                                         69,000                    54,000

Cash at Beginning of Period                                                 324,000                   207,000
                                                                        ____________              ____________

Cash at End of Period                                                      $393,000                  $261,000
                                                                        ____________              ____________
                                                                        ____________              ____________


                          Property Capital Trust

               Consolidated Statement of Shareholders' Equity
                                (Unaudited)


                                                   Nine Months Ended
                                                        April 30,
                                           __________________________________

                                              1994                    1993
_____________________________________________________________________________

Common Shares


Balance at beginning of period            $106,052,000            $106,052,000
Stock options exercised                          8,000                     -
                                         ______________          ______________

Balance at end of period                   106,060,000             106,052,000
                                         ______________          ______________


Accumulated Deficit


Balance at beginning of period             (15,918,000)            (12,850,000)
Net income (loss)                            3,713,000              (1,075,000)
Cash dividends paid                         (1,896,000)             (1,805,000)
                                         ______________          ______________

Balance at end of period                   (14,101,000)            (15,730,000)
                                         ______________          ______________


Total Shareholders' Equity                 $91,959,000             $90,322,000
                                         ______________          ______________
                                         ______________          ______________



Number of Common Shares

Common Shares issued and outstanding
  at beginning of period                     9,028,585               9,028,585
Stock options exercised                          2,000                     -
                                         ______________          ______________

Common Shares issued and outstanding
  at end of period                           9,030,585               9,028,585
                                         ______________          ______________
                                         ______________          ______________

                         PROPERTY CAPITAL TRUST

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



1.  Basis of Presentation

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Trust's financial position as of April 30, 1994 and the results of its operations and its cash flows for the nine months ended April 30, 1994 and 1993.

The information contained in these interim financial statements should be read in conjunction with the Trust's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 20, 1993.

2.  Investment Partnerships

Certain of the Trust's investments have been made through partnerships, or participation agreements, in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships").

During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change did not affect the Trust's net income (loss) or shareholders' equity prior period financial statements have been restated to reflect the change as if it had occurred at the beginning of the period. The change in accounting is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

3.  Real Estate Investments

The 6110 Executive Boulevard property, in Rockville, Maryland was acquired by a wholly owned subsidiary of the Trust from the Trust's lessee on February 1, 1994, subject to a first mortgage loan of $6,478,000. During the quarter ended January 31, 1994, the Trust wrote down its investment in 6110 Executive Boulevard by $2,000,000. This loss was charged against the Trust's provision for possible investment losses.

On March 31, 1994, PCA Southwest Associates Limited Partnership
("Southwest") which held mortgages on and owned the land under 3,000 apartments in Houston, Texas, acquired for $427,000 its lessee's interest in the seven projects subject to first mortgages aggregating approximately $25,989,000. The Trust has a 45.5% general partner's interest in Southwest.

4.  Indebtedness

On March 31, 1994, the Trust sold Eagle apartments which it had owned subject to a non-recourse first mortgage of $5,910,000.

On February 1, 1994, the Trust acquired its lessee's interest in 6110 Executive Boulevard subject to a non-recourse first mortgage of $6,478,000, at an annual interest rate of 9.625%.

5.  Gain (Loss) on Real Estate Investments

During the quarter ended April 30, 1994, the Trust sold two investments, Village Oaks apartments and Eagle apartments. The Trust's Village Oaks investment was purchased by the Trust's lessee for $3,500,000, resulting in a gain of $2,500,000 ($.28 per share). The Trust's Eagle apartments was purchased by an unrelated third party for approximately $12,570,000, producing a loss of $90,000 ($.01 per share). The net proceeds from both sales were used to pay down the Trust's bank note payable.


                              Continued

                         PROPERTY CAPITAL TRUST

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



5.  Gain (Loss) on Real Estate Investments (continued)

During the quarter ended January 31, 1994, the Trust sold its land investment in the Brown County Inn for $600,000, which produced a gain of $100,000 ($.01 per share), and its $1,000,000 leasehold mortgage on the property was prepaid at par.

6.  Stock Option Plan

In January 1994, options to purchase 68,850 common shares of the Trust were granted at $6.38 per share, the fair market value of a common share at the date of grant, to certain Trust employees. All such options vest over a five-year period from the date of grant and are subject to termination under certain circumstances.

                       PROPERTY CAPITAL TRUST

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

The Trust's debt at April 30, 1994 was $80,574,000 as compared to
$86,492,000 at July 31, 1993.   The Trust's debt to equity ratio decreased
to .88x at April 30, 1994 from .96x at July 31, 1993.

The Trust's bank note payable, which is due and payable on demand, represents borrowings under a $35,000,000 revolving line of credit. The interest rate on the bank line is at the bank's prime rate plus 1/4% on borrowings up to $23,250,000. The interest rate on borrowings in excess of $23,250,000 is at the bank's prime rate plus 1-1/2% and such excess borrowings must be secured by a second lien on Loehmann's Fashion Island. At April 30, 1994, the bank's prime rate was 6.75%. The Trust's bank note payable decreased to $10,400,000 at April 30, 1994 from $16,530,000 at July 31, 1993 due to the application of the proceeds from the sales of three of the Trust's investments. During the remainder of fiscal 1994 the Trust expects to use the bank line to fund the redevelopment costs at Loehmann's Fashion Island of approximately $2,500,000 and to fund capital expenditures on other Owned Properties of approximately $1,500,000.

The Trust's mortgage notes payable increased in the third quarter of fiscal 1994 from $36,593,000 at July 31, 1993 to $36,805,000 at April 30,
1994, primarily due the Trust's acquisition of its lessee's interest in 6110 Executive Boulevard which is subject to a non-recourse $6,478,000 first mortgage, offset by a reduction in non-recourse mortgage notes payable of $5,910,000 due to the sale of Eagle apartments. The average interest rate on the non-recourse mortgage notes payable at April 30, 1994 was 8.8%.

During the third quarter, the Trust obtained a first mortgage commitment to refinance the Loehmann's Fashion Island shopping center. The commitment is for a four year loan of up to $30,000,000, at an interest rate of prime plus 1/4%, with the Trust having the option to convert to a fixed interest rate. At April 30, 1994, the current first mortgage, which will be repaid with proceeds of the new loan, had a remaining principal balance of $11,648,000 at an interest rate of 10.125%. The Trust anticipates this refinancing will close in July with a first draw of approximately $20,000,000 and additional advances as the property satisfies certain earn-out requirements. Proceeds of the refinancing in excess of the amount used to discharge the existing first mortgage will be used to reduce the bank note payable.

Review of Real Estate Activity During the Nine Months ended April 30, 1994

Apartments

On March 31, 1994 the Investment Partnership which held the mortgage on and owned the land under the Houston apartments acquired its lessee's interest in the properties for $427,000, subject to first mortgage financing aggregating $25,989,000. As a result, the Investment Partnership (in which the Trust invested $10,000,000) now owns 3,000 apartment units and has direct control over their management, renovation and eventual disposition. At April 30, 1994, these apartments were 84% leased, down from 93% at July 31, 1993. The Trust's management believes that this decline resulted from operating decisions made by the Investment Partnership's former lessee and not from a change in the rental markets.

On March 31, 1994, the Trust's lessee purchased the Trust's investment in the Village Oaks apartments in Westmont, Illinois, for $3,500,000, resulting in a gain of $2,500,000. On that same date, the Trust sold the Eagle Apartments in Scottsdale, Arizona, for approximately $12,570,000, resulting in a loss of $90,000. The property was owned subject to a first mortgage of $5,910,000. The net proceeds from both sales, approximately $10,160,000, were used to reduce the Trust's bank note payable.

Shopping Centers

Loehmann's Fashion Island, the Trust's 280,000 square foot shopping center in Aventura, Florida, which is under redevelopment in Aventura, Florida, is now 88% leased and 81% occupied.

In November 1993, the owner of the Rapids Mall, located in Wisconsin Rapids, Wisconsin, defaulted on its obligation

                        PROPERTY CAPITAL TRUST

Review of Real Estate Activity During the Nine Months ended April 30, 1994 (continued)

Shopping Centers (continued)

to pay interest due the Trust on the Trust's $500,000 mortgage loan. Subsequently, the mortgage was brought current and the mortgagor was granted an option to prepay the mortgage for $350,000. On June 8, 1994 the prepayment was consummated. The resulting loss of $150,000 was previously provided for in the Trust's provision for possible investment losses.

Office Buildings

With regard to the Trust's investment in 6110 Executive Boulevard in Rockville, Maryland, effective February 1, 1994, the Trust's lessee conveyed its interest in the property to the Trust subject to a $6,478,000 non-recourse mortgage, at an interest rate of 9.625%. At January 31, 1994, the Trust utilized a portion of its previously established provision for possible investment losses to write down this $7,500,000 investment by $2,000,000 to $5,500,000.

On November 3, 1993 the Trust refinanced the $8,600,000 first mortgage on the Park Place office building located in Clayton, Missouri. The result of the refinancing is a reduction on the annual effective interest expense from 8.25% to 5.65%, or an annual savings to the Trust of approximately $220,000.

Hotels

During the second quarter, the Trust sold its land investment in the Brown County Inn, Nashville, Indiana, for $600,000, resulting in a gain of $100,000, and the Trust's $1,000,000 leasehold mortgage on the property was prepaid at par. The net proceeds from this sale were used to reduce the Trust's bank note payable.

Effective April 1, 1994, the Trust modified its land leaseback and mortgage loan investments in the Cincinnati Marriott Inn. The restructured transactions require fixed annual land rent and mortgage interest payments aggregating $450,000, payable monthly. In addition, the land lease provides for overage income to the extent the hotel's revenues exceed stipulated amounts. The Trust's investments in the hotel total $5,716,000. The restructuring was made in conjunction with an affiliate of the hotel manager becoming the general partner of the Trust's lessee.



Results of Operations for the Three and Nine Months ended April 30, 1994 versus the Three and Nine Months ended April 30, 1993.

Revenues

Revenues from Owned Properties (base rent plus expense reimbursements) increased 104% and 78% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year, primarily due to the Trust's acquisition of its lessees' interests in 6110 Executive Boulevard (February 1994) and One Park West (March 1993), and an increase in rental income from Loehmann's Fashion Island as additional tenants take occupancy in the shopping center. This increase was offset in part by a decrease in rental income due to the sale of Eagle apartments (March 1994).

The Trust's share of income from unconsolidated Investment Partnerships increased 141% and 73% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year, primarily due to improved operating results at the Trust's Investment Partnership which owns the Overland Park, Kansas properties and the completion of the lessee's bankruptcy proceedings with regard to Southwest.

Base income from Structured Transactions decreased 50% and 35% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties and the sale of the Trust's investments in the Village Oaks apartments (March 1994) and Brown County Inn (January 1994).

                        PROPERTY CAPITAL TRUST

Results of Operations for the Three and Nine Months ended April 30, 1994 versus the Three and Nine Months ended April 30, 1993. (continued)

Revenues (continued)

Overage income decreased 26% for the three months ended April 30, 1994 as compared to the same period in the prior year due primarily to the recognition in the comparable quarter last year of additional overage income from a certain Hotel investment as the result of an audit of the hotels operations, and to the sale of certain Structured Transactions. Overage income increased 7% for the nine months ended April 30, 1994, as compared to the same period in the prior year, due primarily to the receipt of overage income from two apartment investments in the first and second quarters which did not pay overage income in the comparable periods last year.

Expenses

Expenses on Owned Properties increased 80% and 54% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year. The increases were primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties and an increase in operating expenses at the redeveloped Loehmann's Fashion Island as occupancy increased.

Interest expense increased 44% and 32% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year. The increases were due primarily to the interest expense incurred on the first mortgages on 6110 Executive Boulevard and One Park West, and the expensing of interest related to Loehmann's Fashion Island which had been capitalized during construction, offset by a reduction in the interest expense on Eagle apartments, which was sold, and the Park Place office building, which was refinanced.

Depreciation expense increased 73% and 53% for the three and nine months ended April 30, 1994 as compared to the same periods in the prior year due primarily to the additions to Owned Properties noted above and the increase in the depreciation of Loehmann's Fashion Island as portions of the redeveloped center are placed in service, offset in part by the elimination of depreciation on Eagle apartments, which was sold.

Income before Gain (loss) on Real Estate Investments

Income before gain (loss) on real estate investments decreased to $.03 per share for the three months ended April 30, 1994 from $.05 per share for the comparable quarter in the prior year primarily due to the reasons noted above. Such income was substantially unchanged for the nine months ended April 30, 1994 compared to the comparable period in the preceding year.

Gain on Sale of Real Estate Investments

During the third quarter, the Trust sold two investments, Village Oaks apartments and Eagle apartments. The Trust's Village Oaks apartments investment was purchased by the Trust's lessee for $3,500,000, producing a gain of $2,500,000 ($.28 per share). The Trust's Eagle apartments was sold to an unrelated third party for approximately $12,570,000, resulting in a loss of $90,000 ($.01 per share). During the second quarter the Trust sold its land investment in the Brown County Inn, located in Nashville, Indiana, for $600,000, resulting in a gain of $100,000.

Funds from Operations

Funds from operations for the three months ended April 30, 1994 were $1,659,000 as compared to $1,353,000 for the same period in the prior year and for the nine months ended April 30, 1994 were $4,748,000 as compared to $3,763,000 for the same period in the prior year. Funds from operations were calculated consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures).

                        PROPERTY CAPITAL TRUST

Results of Operations for the Three and Nine Months ended April 30, 1994 versus the Three and Nine Months ended April 30, 1993 (continued)

Dividends

Dividends declared for the first, second and third quarters of fiscal 1994 and 1993 were $.07 each. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

                      PROPERTY CAPITAL TRUST



Item 6.  Exhibits and Reports on Form 8-K
Exhibit 18.  Letter re change in accounting principles

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PROPERTY CAPITAL TRUST
                                      Registrant




 June 20, 1994                   /s/ Robert M. Melzer
    Date                         Robert M. Melzer
                                 President and Chief Executive Officer
                                 (Principal Financial Officer)