Form 10-K
period 1994-07-31
PROPERTY CAPITAL TRUST
filed 1994-10-17
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended July 31, 1994

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from            to

                         Commission File No. 1-7003

                          PROPERTY CAPITAL TRUST
           (Exact name of registrant as specified in its charter)

         Massachusetts                        04-2452367
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

One Post Office Square, 21st Floor
       Boston, Massachusetts                     02109
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (617) 451-2400

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of exchange
Title of each Class                         on which registered

Common Shares, without par value             American Stock Exchange
Rights to purchase Common Shares             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of September 30, 1994, the aggregate market value of Common
Shares held by non-affiliates of the registrant was approximately
$56,441,000.

As of September 30, 1994, there were 9,030,585 Common Shares outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on November 30, 1994 are incorporated by reference into Part III as set forth herein.

                                PART I





ITEM 1.  BUSINESS


Property Capital Trust (the "Trust") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 9, 1969, as amended. The Trust has qualified and has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code since 1969. It intends to continue to qualify as a REIT.

Real Estate Investments

The Trust's real estate portfolio is comprised primarily of equity investments in office buildings, shopping centers, apartment complexes and hotels located throughout the United States. The Trust's investments consist of Owned Properties and Structured Transactions (land leasebacks and/or mortgage loans). For financial reporting purposes, the Trust categorizes these investments into three groups, Owned Properties held directly by the Trust (or by wholly owned subsidiaries), Structured Transactions held directly by the Trust and interests in the Trust's Investment Partnerships. The Investment Partnerships are limited partnerships (or loan participations) in which the Trust is the general partner (or lead lender) and other institutional investors are the limited partners (or participating lenders). Two Investment Partnerships hold Owned Properties and three hold Structured Transactions. At July 31, 1994, the Trust held 15 Owned Properties, consisting of six held directly by the Trust and nine held in Investment Partnerships, and 14 Structured Transactions, consisting of ten held directly by the Trust and four held in Investment Partnerships.

For a description of the Trust's individual investments and developments during the year, reference is made to Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust, Schedules XI, XII, Exhibit A and Exhibit B included in Item 14 hereof.

Business Plan

The Trust's business plan focuses on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. It is the Trust's intention, however, to retain much of the portfolio. To the extent the Trust receives proceeds from the sale of investments beyond amounts required to repay the bank line, the Trust will consider whether to retire a portion of the 9 3/4% and 10% debentures and/or distribute the proceeds to shareholders.

As part of this plan, the Trust expects to invest approximately $8,270,000 in its real estate investments during fiscal 1995 of which $4,325,000 is for tenant improvements and leasing commissions at the redeveloped Loehmann's Fashion Island, $2,675,000 is for anticipated capital expenditures on other Owned Properties held directly by the Trust and $1,270,000 is for the Trust's share of anticipated capital expenditures on Owned Properties held in Investment Partnerships.

Competition, Regulation and Other Factors

The success of the Trust depends, among other factors, upon general economic conditions and trends, including real estate trends and population trends, interest rates, government regulations and legislation, income tax
laws and zoning laws.   The Trust does not consider its real estate
business to be seasonal in nature.

The Trust's real estate investments are located in markets in which they face significant competition for the revenues they generate. Many of the Trust's investments, particularly the office buildings and hotels, are located in markets which have a substantial supply of available space, resulting in significant competition on the basis of price and amenities.


Tenants

Spaces in the Trust's Owned Properties are leased to tenants for terms ranging from tenancies-at-will to 20 years. The leases, which are made directly or through the Investment Partnerships, are to 2,795 tenants, including 74 retail tenants, 243 office tenants and 2,478 apartment tenants.

Property Management

All Owned Properties are managed by various professional property management firms that are independent of the Trust and report directly to the Trust's management. Property management fees range from 2.5% to 5% of annual gross receipts from the operations of the properties and each property management agreement may be terminated upon 30 days' notice.

Insurance

The Trust carries commercial general liability coverage on the Owned Properties, with limits of $76,000,000 per occurrence and $89,000,000 in the aggregate. This coverage protects the Trust against liability claims as well as for the costs of defense. The Trust carries property insurance on its Owned Properties on a replacement value basis covering both the cost of direct physical damage and the loss of rental income, subject to an aggregate limit of $50,000,000 at any one location except Loehmann's Fashion Island which is subject to a $20,000,000 aggregate limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10,000,000 for each peril.

The Advisor; Internalization of Management

Effective as of August 1, 1992, the Trust internalized the investment and day-to-day administrative services previously performed by its former investment advisor, Property Capital Advisors, Inc. (the "Advisor"), under its advisory contract with the Trust (the "Advisory Contract") which expired on July 31, 1992 and was not renewed. No consideration was paid to the Advisor in connection with the expiration and non-renewal of the Advisory Contract. For additional information relating to the Advisory Contract and the internalization of management, see Note 6 of the Notes to Consolidated Financial Statements of the Trust.

Government Regulations

A number of jurisdictions have laws and regulations relating to the ownership of real estate, such as local building and similar codes. From time to time, capital expenditures at Owned Properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

Under various Federal, state, and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released on, under or in its property. The costs of such removal or remediation could be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate properly such substances, may adversely affect the owner's ability to sell or lease such real estate or to borrow using such property as collateral. Management is not aware of any material violation of applicable environmental requirements with respect to any of its real estate investments, nor does it contemplate having to make any material expenditures in order to comply with any current environmental laws or regulations.

Customers

As of July 31, 1994, the Trust's most significant relationship with any single owner consisted of $15,170,000 invested in two separate apartment properties. The two investments accounted for approximately 8% of the Trust's real estate portfolio as of July 31, 1994 and approximately 6% of the Trust's total revenues from its real estate portfolio during fiscal 1994. No lessee or borrower is affiliated with the Trust or its Trustees.

Anticipated Capital Expenditures

For fiscal 1995 the aggregate amount of anticipated capital expenditures on Owned Properties is $8,270,000. Of this amount $4,325,000 is expected to be incurred for tenant improvements and leasing commissions in connection with the leasing of Loehmann's Fashion Island in Aventura, Florida and $2,675,000 is expected to be incurred on other Owned Properties held directly by the Trust, primarily for tenant improvements and leasing commissions. The funds necessary for capital expenditures are anticipated to be available from cash flow provided by operations, through borrowings under the line of credit and additional borrowings under the Loehmann's Fashion Island first mortgage.

Additionally, the Trust's share of tenant improvements, leasing commissions and other capital expenditures that may be required by Owned Properties held in Investment Partnerships is approximately $1,270,000. The funds necessary for capital expenditures expected to be incurred by the Investment Partnerships are anticipated to be available from such Investment Partnerships' cash flows.

Borrowing

At July 31, 1994, the Trust had $81,479,000 of debt outstanding as follows:

                                                                   Principal
                                                Interest Rate         Amount

Bank note payable                                     7.50%*       $ 5,000,000
Mortgage notes payable                                8.00          43,110,000
Convertible Subordinated Debentures                   9.75           2,546,000
Convertible Subordinated Debentures                  10.00          30,823,000
                                                     -----          ----------
Weighted Average                                      8.76%        $81,479,000
                                                     =====          ==========
*  Floats with bank prime rate.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the Notes to Consolidated Financial Statements of the Trust.


ITEM 2.  PROPERTIES



The Trust's real estate portfolio (net of accumulated depreciation) consists of the following:


                                                  July 31,

                                  1994              1993              1992
                               -----------------------------------------------
Owned Properties
held directly by the Trust     $105,974,000     $101,160,000      $ 72,264,000

Structured Transactions
held directly by the Trust
 Land leasebacks                 17,140,000       21,140,000        32,940,000
 Mortgage loans                  15,441,000       21,925,000        35,783,000

Investment Partnerships          51,998,000       51,928,000        52,416,000
                                -----------      -----------       -----------

                                190,553,000      196,153,000       193,403,000
                                -----------      -----------       -----------

Allowance for possible
 investment losses              (17,413,000)     (20,129,000)      (25,000,000)
                                -----------      -----------       -----------

                               $173,140,000     $176,024,000      $168,403,000
                               ============     ============      ============



Many of the investments in the portfolio are subject to first mortgage financing which aggregated $188,080,000 as of July 31, 1994. Included in this amount is $43,110,000 of debt on four of the Trust's Owned Properties held directly by the Trust and $25,904,000 of debt on Owned Properties held in an Investment Partnership. The balance represents mortgage debt on Structured Transactions. All of this indebtedness, with the exception of $15,000,000 of debt on Loehmann's Fashion Island, is non-recourse to the Trust. For additional information, see Note 3 of the Notes to Consolidated Financial Statements of the Trust and Schedule XI and Exhibit A included in Item 14 hereof.

As of July 31, 1994, the Trust's real estate investments (net of accumulated depreciation) were diversified by type of property as follows:

                      Number of              Investment             % of
Type of Property      Properties               Amount               Total
- - - ----------------      ----------             ----------             -----

Office Buildings          8                 $ 84,492,000             44  %
Shopping Centers          5                   55,492,000             29
Apartments               12                   29,829,000             16
Hotels                    4                   20,740,000             11
                         --                   ----------             --
                         29                 $190,553,000            100  %
                         ==                 ============            ===


As of July 31, 1994, the Trust's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:


                       Number of              Investment             % of
Geographic Region      Properties              Amount                Total
- - - -----------------      ----------             ----------             -----

Midwest                   11                 $ 87,931,000             46  %
South                      8                   57,019,000             30
West                       8                   14,999,000              8
East                       2                   30,604,000             16
                          --                   ----------             --

                          29                 $190,553,000            100  %
                          ==                 ============            ===



For additional information, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust, Schedules XI and XII and Exhibits A and B included in Item 14, hereof.


ITEM 3.  LEGAL PROCEEDINGS


In July 1994, the sublessee/mortgagor of two apartment projects (known as "Phase I" and "Phase II" and containing 248 and 188 units, respectively), in San Ramon, California held by PCA Canyon View Associates Limited Partnership (an Investment Partnership) failed to make the required payments due to the Investment Partnership and the ground lessor. In addition, in August 1994, the sublessee/mortgagor failed to make the required mortgage payment to the first mortgagee of Phase I. The Investment Partnership's carrying value of the properties was $14,374,000 at July 31, 1994, of which the Trust's share was $3,422,000, and the outstanding balance of the first mortgage secured by Phase I was $12,000,000. As a result of the defaults by the sublessee/mortgagor, on August 3, 1994 the first mortgagee filed a foreclosure action in Superior Court of the State of California, County of Contra Costa, seeking to take full title to Phase I, to recover approximately $3,000,000 in insurance proceeds made available as a result of certain construction defects in Phase I ($500,000 of which had already been spent by the sublessee/mortgagor on attorneys' and engineers' fees) and to have a receiver appointed to operate the property. The Investment Partnership has argued before the Court that, although the Investment Partnership's real property investments in Phase I are subject to the lien of the first mortgage, the Investment Partnership has a first lien on the insurance proceeds arising from the construction defects. On August 26, 1994, the Court appointed a receiver for Phase I. In addition to the above developments, on August 8, 1994 the Investment Partnership filed a foreclosure action in Superior Court of the State of California, Contra Costa County, seeking to obtain full title to both Phase I and Phase II, to recover the construction defects insurance proceeds, to force the bank that had issued $1,750,000 in letters of credit as further security to honor the Investment Partnership's draw requests under those letters of credit and to have a receiver appointed to operate Phase II. On August 31, 1994, the Court appointed a receiver for Phase II, although negotiations with the sublessee/mortgagor are ongoing, at this time it is not possible to predict the outcome of these legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended July 31, 1994.


ITEM 4a.  EXECUTIVE OFFICERS OF THE TRUST


                                        Principal Occupations and
                                        Affiliations During the Past
Name                     Age            Five Years
- - - ----                     ---            -----------------------------
John A. Cervieri Jr.      63           Managing Trustee of the Trust;
                                       Chairman of Property Capital
                                       Associates, Inc. and its
                                       affiliates; Director of BayBanks,
                                       Inc. and BayBank Boston, N.A.;
                                       Chairman and Chief Executive
                                       Officer of Americana
                                       Hotels and Realty Corporation.

Robert M. Melzer          53           Chief Executive Officer of the Trust
                                       since August 1, 1992 and President.

William A. Bonn           43           Senior Vice President, Counsel and
                                       Assistant Secretary of the Trust.

Robin W. Devereux         35           Vice President and Treasurer of the Trust
                                       since November 1993; prior to that
                                       Treasurer and Controller of the Trust
                                       (August 1992 to November 1993);
                                       Assistant Vice President and Controller
                                       of the Trust (June 1990 to July 1992);
                                       Manager of Aldrich Eastman & Waltch L.P.
                                       (March 1990 to June 1990); Treasurer of
                                       Bradley Real Estate Trust (May 1986
                                       through March 1990).

John J. Monkouski         48           Vice President of the Trust.

Michael I. Sucoff         56           Vice President of the Trust since
                                       September 1992;  prior to that Senior
                                       Vice President of Capital Partners Inc.
                                       (1990-1992); President of Management
                                       Division of Peter Elliot & Co., Inc.
                                       (1987-1990).

Randolph L. Kazazian III  33           Vice President of the Trust since
                                       November 1993; prior to that
                                       Assistant Vice President of the Trust.

Walter F. Leinhardt       62           Secretary and Trustee of the Trust.
                                       Partner in the law firm of Paul, Weiss,
                                       Rifkind, Wharton & Garrison, New York,
                                       NY.

There is no family relationship among any of the officers listed above, nor any arrangement or understanding between any such officers and any other person pursuant to which he or she was selected as an officer. Each officer will hold office until the next Annual Meeting of Trustees or until his or her successor has been elected and has qualified.

                            PART II


ITEM 5.  MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER
MATTERS

(a)        Price Range of Common Shares

    The Trust's Common Shares are traded on the American Stock Exchange ("ASE") - symbol PCT. The high and low prices on the ASE for each quarter during the past two fiscal years and dividends declared for such quarters are shown below:



                                        Fiscal 1994
                       --------------------------------------------------
                                                                Dividends
Quarter                   High                 Low              Declared
- - - -------------------------------------------------------------------------
First                 $  6 1/4              $ 5 1/4               $.07
Second                   7 1/8                5 7/8                .07
Third                    6 5/8                5 1/4                .07
Fourth                   6 1/4                5 1/8                .09
                                                                  ----
                                                                  $.30



                                        Fiscal 1993
                         --------------------------------------------------
                                                                  Dividends
Quarter                   High               Low                  Declared
- - - ---------------------------------------------------------------------------
First                 $  4 5/8            $ 3 5/8                    $.07
Second                   4 3/16             3 9/16                    .07
Third                    4 15/16            3 11/16                   .07
Fourth                   6 3/8              4 1/4                     .07
                                                                      ---
                                                                     $.28


(b)        Approximate Number of Equity Security Holders


                                              Approximate Number of
       Title of Class                    Holders as of September 30, 1994
       ------------------------------------------------------------------
       Common Shares                                            5,000


(c)        Dividends Declared on Common Shares

    Cash dividends have usually been at least 100% of income before gain
    (loss) on real estate investments and extraordinary item. The Trust pays dividends approximately 55 days following the end of each fiscal quarter. To maintain its status as a REIT, the Trust is required each year to distribute to its shareholders at least 95% of its taxable income (excluding net capital gains and after certain other adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain income for the calendar year, and any amount of such income that was not distributed in prior years.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                   Years Ended July 31,
                                                      -----------------------------------------------------------
(In thousands except per share data)                  1994         1993*        1992*        1991*        1990*
- - - -----------------------------------------------------------------------------------------------------------------

Summary of Operations
Revenues                                              $21,623      $16,535      $19,109      $24,060      $23,158
Expenses                                               20,044       14,865       16,544       19,432       14,402

Income before Gain (Loss) on Real Estate
     Investments and Extraordinary Item                 1,579        1,670        2,565        4,628        8,756

Gain (Loss) on Real Estate Investments
     Gain (Loss) on Sale of Real Estate Investments     2,510        7,700       (9,150)      (5,090)      13,560
     Provision for Possible Investment Losses            -         (10,000)     (17,000)     (10,840)      (1,500)

                                                        2,510       (2,300)     (26,150)     (15,930)      12,060

Income (Loss) before Extraordinary Item                 4,089         (630)     (23,585)     (11,302)      20,816
Extraordinary Gain from Extinguishment of Debt          -            -            7,950          -            -

Net Income (Loss)                                      $4,089        ($630)    ($15,635)    ($11,302)     $20,816


Per Share Data
Primary Net Income (Loss)
    Income before Gain (Loss) on Real Estate
         Investments and Extraordinary Item             $0.17        $0.18        $0.28        $0.50        $0.85
    Gain (Loss) on Real Estate Investments
         Gain (Loss) on Sale of Real Estate Investme     0.28         0.85        (1.01)       (0.55)        1.31
         Provision for Possible Investment Losses           -        (1.11)       (1.88)       (1.18)       (0.14)

                                                         0.28        (0.26)       (2.89)       (1.73)        1.17

Income (Loss) before Extraordinary Item                  0.45        (0.08)       (2.61)       (1.23)        2.02
Extraordinary Gain from Extinguishment of Debt              -            -         0.88            -            -

Net Income (Loss) per Share                             $0.45       ($0.08)      ($1.73)      ($1.23)       $2.02

Fully Diluted Net Income (Loss) per Share               $0.45       ($0.08)      ($1.73)      ($1.23)       $2.00

Dividends Declared per Share                            $0.30        $0.28        $0.28        $0.50        $2.19
Average Shares Outstanding                              9,030        9,029        9,029        9,223       10,328


Financial Position at Year-End
Total Assets                                         $176,833     $179,459     $173,748     $215,518     $219,909
Net Real Estate Investments                           173,140      176,024      168,403      195,743      214,927
Commitments                                                 -            -          616        6,250        7,950
Total Debt Outstanding                                 81,479       86,492       76,337       99,294       83,262
Shareholders' Equity                                   91,703       90,134       93,202      111,726      133,926


* Restated for change in accounting method to the equity method for Investment Partnerships.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
             OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt to equity ratio was .89x at July 31, 1994, .96x at July 31, 1993, and .82x at July 31, 1992. The Trust's debt at July 31, 1994 was $81,479,000, as compared to $86,492,000 at July 31, 1993, and was composed of $33,369,000 in long-term fixed rate convertible debentures, $43,110,000 of mortgage notes and $5,000,000 of short-term bank borrowings ("bank note payable").

The Trust's bank note payable, which is due and payable on demand, represents borrowings under a $20,000,000 revolving bank line of credit. The interest rate on the bank line is at the bank's prime rate plus 1/4% (the prime rate was 7.25% at July 31, 1994). The bank line was reduced from $35,000,000 to $20,000,000 when the Trust refinanced Loehmann's Fashion Island with the same lender that provides the bank line. The maximum amount which may be borrowed under the bank line will be reduced further, on a dollar for dollar basis but not below $15,000,000, as additional advances are made under the Loehmann's Fashion Island first mortgage. During fiscal 1995 the Trust expects to use the bank line to fund anticipated capital expenditures of approximately $7,000,000 on Owned Properties held directly by the Trust.

The Trust's bank note payable decreased to $5,000,000 at July 31, 1994 from $16,530,000 at July 31, 1993, primarily as a result of the application of the $12,060,000 of proceeds from the sales of the Trust's investments in Village Oaks apartments, Brown County Inn and Eagle apartments, the prepayment of the Rapids Mall mortgage investment, and the application of the $6,000,000 of excess proceeds (after repayment of the existing mortgage and closing costs) obtained from the refinancing of Loehmann's Fashion Island. These decreases were partially offset by borrowings used for the redevelopment of Loehmann's Fashion Island and for capital expenditures on other Owned Properties held directly by the Trust.

The Trust's mortgage notes payable of $43,110,000 at July 31, 1994 were comprised of four mortgages on four Owned Properties held directly by the Trust. In February 1994, the Trust acquired its lessee's interest in 6110 Executive Boulevard, an office building in Rockville, Maryland, subject to a non-recourse mortgage loan which had a balance of $6,458,000 at July 31, 1994, carries an annual interest rate of 9.625%, requires monthly payments of principal and interest and matures in July 1995.

In March 1993, the Trust acquired its lessee's interest in One Park West, an office building in Chevy Chase, Maryland, subject to a non-recourse mortgage loan which had a balance of $10,052,000 at July 31, 1994, carries an annual interest rate of 9 1/2%, requires monthly payments of principal and interest and matures in June 2000.

In January 1991, the Trust acquired its lessee's interest in Park Place, an office building located in Clayton, Missouri, subject to a $8,600,000 non-recourse mortgage loan. In November 1993, the Trust refinanced the first mortgage, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. Interest is payable semi-annually. The mortgage balance was $8,600,000 at July 31, 1994 and amortizes $85,000 each year beginning May 1995 through May 2003, and $860,000 in May 2005. The remaining balance of $6,975,000 matures in May 2008 and is subject to a mandatory sinking fund commencing May 2006.

The Trust acquired its lessee's interest in Loehmann's Fashion Island shopping center during fiscal 1989, subject to a non-recourse mortgage loan. In June 1994, the Trust refinanced this property's $11,582,000 first mortgage with a $30,000,000 mortgage commitment of which the first funding was $18,000,000 ($15,000,000 of which is with recourse to the Trust). The new loan carries interest at the bank's prime rate plus 1/4% (with options to fix the interest rate) and expires in June 1998. The interest rate on the outstanding balance was fixed by the Trust at 7.6%, for one year expiring in July 1995. The Trust intends to borrow the remaining $12,000,000 when certain performance goals are achieved.

For additional information regarding the Trust's indebtedness, see Note 3 of the Notes to Consolidated Financial Statements of the Trust.

Funds from Operations

Funds from operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (losses) from debt restructurings and sales of properties, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from operations should be considered in conjunction with net income (loss) as presented in the Trust's audited financial statements. Funds from operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from operations were calculated by the Trust as follows:



                                          Years Ended July 31,
                               -----------------------------------------------
                                   1994             1993               1992
- - - ------------------------------------------------------------------------------

Income before gain (loss)
  on Real Estate Investments
  and Extraordinary Item        $1,579,000        $1,670,000       $2,565,000

Depreciation on Owned Properties
  held directly by the Trust     3,538,000         2,423,000        2,584,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                   1,445,000         1,145,000        1,035,000
                                 ---------         ---------        ---------

                                $6,562,000        $5,238,000       $6,184,000
                                ==========        ==========       ==========


Management believes that with its cash provided by operating activities retained after dividend distributions, borrowings under the existing bank line and additional borrowings under the Loehmann's Fashion Island mortgage for which it believes it will qualify, it will be able to meet its cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $7,000,000 during fiscal 1995.

Review of Real Estate Investments

The Trust's principal asset is its $173,140,000 portfolio of real estate investments, which is carried at cost, net of accumulated depreciation and an allowance for possible investment losses. At July 31, 1994, the portfolio consisted of investments in 29 properties, comprised of investments in 12 apartment complexes, eight office buildings, five shopping centers and four hotels. Set forth below is a discussion of significant changes in the portfolio during the year.

Apartments

The Trust's real estate investments include 12 apartment investments, consisting of five Structured Transactions held directly by the Trust, five Owned Properties held in an Investment Partnership and two Structured Transactions held in an Investment Partnership. Eagle apartments, an Owned Property held directly by the Trust, and Village Oaks, a Structured Transaction held directly by the Trust, were sold in March 1994. Eagle apartments was sold at a loss of $90,000. Village Oaks was sold to the Trust's lessee at a gain to the Trust of $2,500,000.

On March 31, 1994, PCA Southwest Associates, the Investment Partnership which held mortgages on and the land under five Structured Transactions, acquired its lessee's interest in the properties for $427,000. The properties, which consist of 3,000 apartment units in Houston, Texas, are subject to first mortgage financing aggregating approximately $25,904,000 at July 31, 1994. As a result, the Investment Partnership now owns the 3,000 apartment units and has direct control over their management. The Partnership has engaged three separate management firms to operate the properties. The leasing status of the portfolio has suffered in recent months, in part due to the poor leasing and management services provided in the months before the Partnership acquired the properties. In addition, one of the management firms is being replaced. Recently, leasing has improved somewhat and further improvement is anticipated. One of the properties, Braes Hill, is a 152-unit complex that is currently being offered for sale; a loss is not anticipated. On July 31, 1994, the Trust's investment in this Investment Partnership was $9,877,000. The apartments were 85% leased at July 31, 1994 versus 93% at July 31, 1993 and 91% at July 31, 1992.

In April 1993, the Trust restructured its investments in Elm Creek apartments in Elmhurst, Illinois and Sandpiper Cove apartments in Boynton Beach, Florida. The Trust's annual base land rent and leasehold mortgage interest rate on the Elm Creek apartments were reduced to 8.5% from 10% for
the three year period commencing April 1, 1993.   The Trust's annual base
land rent on the Sandpiper Cove apartments was reduced from 10% to 6.3% for three years commencing April 1, 1993 and 7.4% thereafter, and the Trust's $2,300,000 leasehold mortgage loan was canceled. This loss was charged against the Trust's previously established allowance for possible investment losses. An affiliate of the lessee/mortgagor in both transactions has agreed to bear any property deficits. This obligation terminates as to each property upon the conveyance of such property to the Trust, at which time all amounts then due under the senior indebtedness for such property and all amounts due the Trust must have been paid and additional payments of $1,650,000 with regard to Elm Creek apartments or $1,150,000 with regard to Sandpiper Cove apartments must have been made to the Trust. During fiscal 1994 the cash flows from each project were not sufficient to pay the Trust's land rent and/or mortgage interest and the Trust anticipates the cash flows will be insufficient to make such payments in fiscal 1995 as well. The Trust had $9,770,000 invested in Elm Creek and the property was subject to a first mortgage of approximately $21,271,000 at July 31, 1994. The property was 97% leased at July 31, 1994, 99% leased at July 31, 1993 and 97% leased at July 31, 1992. The Trust's investment in Sandpiper Cove was $5,400,000 and the property was subject to a first mortgage of $16,834,000 at July 31, 1994. The property was 97% leased at July 31, 1994 and 1993 as compared to 95% leased at July 31, 1992.

The Trust has a $3,422,000 investment in an Investment Partnership that holds Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. During fiscal 1994, 1993 and 1992 cash flows from the properties were not sufficient to pay the Investment Partnership's sublease rent and sub-leasehold mortgage interest. As a result of these cash flow problems, the Investment Partnership has been paid at a reduced rate on its mortgage loans since April 1992. The sublessee/mortgagor has also been seeking to sell the two phases for several months. The Investment Partnership's Phase I investments are subject to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended through August 1, 1994 in anticipation of a proposed sale. In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated a court proceeding for the appointment of a receiver for Phase I and commenced foreclosure proceedings. Both phases are also subject to non-subordinated land leases held by a third party. The Investment Partnership paid the land rent due on July 1, 1994 in the amount of approximately $46,000 for Phase II, which is not encumbered by a first mortgage loan, upon demand from the land lessor. The Investment Partnership has not been paid by the lessee/mortgagor since June 1994. The Investment Partnership was successful in having a receiver appointed for Phase II and has instituted proceedings to foreclose its mortgages on Phases I and II. It is not possible at this time to predict the outcome or duration of these proceedings. For a further discussion see Item 3, "Legal Proceedings." The Trust's total investment in Phase I was $878,000 at July 31, 1994 and the property was 99% leased at July 31, 1994, 97% leased at July 31, 1993 and 100% leased at July 31, 1992. The Trust's total investment in Phase II was $2,544,000 at July 31, 1994, and the property was 98% leased at July 31, 1994, 96% leased at July 31, 1993 and 100% leased at July 31, 1992.

The remaining apartment investments are all current with respect to payments due the Trust at September 30, 1994.

Office Buildings

The Trust currently has eight office building investments, five Owned Properties held directly by the Trust and three Owned Properties held in an Investment Partnership. During fiscal 1994, the Trust's final remaining office Structured Transaction held directly by the Trust was converted to an Owned Property held directly by the Trust when the lessee of 6110 Executive Boulevard conveyed its interest in the property to a wholly owned subsidiary of the Trust. The Trust utilized a portion of its previously established allowance for possible investment losses to write down this investment by $2,000,000. Previously, in fiscal 1992, the Trust had written down this investment by $4,000,000. This property is owned subject to a $6,458,000 first mortgage which bears interest at 9.625% and matures in July 1995. The Trust has listed the property for sale with a real estate broker, and no further loss is anticipated. At July 31, 1994 the Trust's net investment in this property was $11,862,000 inclusive of the first mortgage. At July 31, 1994 and 1993 this property was 96% leased as compared to 97% leased at July 31, 1992.

The One Park West property, in Chevy Chase, Maryland, was acquired by a wholly owned subsidiary of the Trust from the Trust's lessee on March 31, 1993, subject to a first mortgage loan of $10,227,000. At July 31, 1994, the Trust's net investment in this property was $18,742,000 inclusive of the first mortgage. During the year, significant improvement in the leasing status was achieved and at July 31, 1994 this property was 100% leased as compared to 83% leased at July 31, 1993 and 84% leased at July 31, 1992.

Shopping Centers

The Trust has five shopping center investments, one Owned Property held directly by the Trust, two Structured Transactions held directly by the Trust and two investments held in Investment Partnerships, an Owned Property and a Structured Transaction.

The owners of the Trust's $500,000 Rapids Mall investment defaulted on their obligation to pay interest due the Trust in November 1993. Subsequently, the mortgage was brought current and the mortgagor was granted an option to prepay the mortgage for $350,000. On June 8, 1994 the prepayment was consummated. The resulting loss was charged against the Trust's previously established allowance for possible investment losses.

Loehmann's Fashion Island in Aventura, Florida, an Owned Property held directly by the Trust, is the Trust's largest investment and its redevelopment was substantially completed during fiscal year 1994. The redevelopment included the expansion and renovation of two existing anchor tenant spaces (Loehmann's and AMC Theatres), the demolition of an existing building to permit construction of a new 48,000 square foot Publix market and new facades, walkways, signage, landscaping and tenant improvements for the entire center. The grand reopening of the center occurred in December 1993. The Trust's investment in the property (net of depreciation) was approximately $41,607,000 at July 31, 1994. The property was 90% leased at July 31, 1994, as compared to 80% leased at July 31, 1993 and 63% leased at July 31, 1992.

The Trust's other retail Owned Property is in Overland Park, Kansas. The property is held in an Investment Partnership, Property Capital Midwest Associates, L.P., which also owns three office Owned Properties in Overland
Park.   All properties held by this partnership are owned free and clear of debt. During the year, a capital improvement program for the shopping center was completed, including a parking lot expansion, new signage, upgraded landscaping and exterior repairs. The Trust's equity investment in this property was $7,534,000 at July 31, 1994. The property was 93% leased at July 31, 1994, as compared to 63% leased at July 31, 1993 and 69% leased at July 31, 1992.

The remaining three shopping center investments are all current with respect to their payments due to the Trust or respective Investment Partnerships at September 30, 1994.

Hotels

The Trust has four hotel investments, three of which are Structured Transactions held directly by the Trust and one of which is a Structured Transaction held in an Investment Partnership. During the second quarter of fiscal 1994, the Trust sold its land investment in the Brown County Inn in Nashville, Indiana, for $600,000, resulting in a gain of $100,000, and the Trust's $973,000 leasehold mortgage on this property was prepaid at par.

Effective April 1, 1994, the Trust modified its $5,716,000 land leaseback/mortgage loan investment in the Cincinnati Marriott Inn. The restructured transactions require fixed annual land rent and mortgage interest payments aggregating $450,000, payable monthly. In addition, the land lease provides for overage income to the extent the hotel's revenues exceed stipulated amounts. The restructuring was made in conjunction with the acquisition of the general partner's interest in the Trust's lessee/mortgagor by an affiliate of Interstate Hotels. Another affiliate of Interstate Hotels manages the hotel. During the year ended July 31, 1994 this hotel's average occupancy was 64% as compared to 66% and 65% during fiscal 1993 and 1992, respectively.

The Trust's three other hotel investments are current with respect to payments due the Trust or the Investment Partnership at September 30, 1994.

Allowance for Possible Investment Losses

The Trust's $17,413,000 allowance for possible investment losses at July 31, 1994 is based upon management's estimate of net realizable value of each investment and, to the extent it is less than carrying value, an allowance for possible investment losses for each investment is established. In estimating net realizable value, consideration is given to many factors, such as income to be earned from the investment, the cost to hold the property to a hypothetical time of sale, the selling price the property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions, including availability of credit. In the opinion of both the Trustees and Management this allowance adequately reflects the extent of the estimated impairment that existed at July 31, 1994 in the net realizable value of each of the assets in the portfolio.

RESULTS OF OPERATIONS-1994 VS. 1993

Revenues

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursement) increased 71% from fiscal 1993, primarily as a result of the Trust's acquisition of it's lessees' interests in 6110 Executive Boulevard (February 1994) and One Park West (March 1993), and an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants have taken occupancy. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March
1994).

Base income from Structured Transactions held directly by the Trust decreased 29% from fiscal 1993, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust, the sale of Village Oaks apartments (March 1994) and the prepayment of the mortgage loan investment in Rapids Mall (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income decreased 12% from fiscal 1993 primarily due to the recognition in the prior year of additional overage income from a certain hotel investment as a result of an audit of the hotel's records and to the sale of the Village Oaks and Brown County Inn investments. This decrease was offset in part by the receipt of overage income in fiscal 1994 from two apartment investments which did not pay overage income in the prior year.

The Trust's share of income from unconsolidated Investment Partnerships increased 49% from fiscal 1993 primarily due to improved operating results at the Trust's Investment Partnership which owns the Overland Park, Kansas, properties and the completion of the lessee's bankruptcy proceedings and the resumption of earnings with regard to the Investment Partnership which owns the Houston apartments.

Expenses

Expenses on Owned Properties held directly by the Trust increased 54% from fiscal 1993 primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust and an increase in operating expenses at the redeveloped Loehmann's Fashion Island.

Interest expense increased 29% from fiscal 1993 primarily due to the interest expense incurred on the first mortgages on 6110 Executive Boulevard and One Park West and the expensing of interest related to Loehmann's Fashion Island (which had been capitalized during construction). These increases were offset in part by a reduction in interest expense due to the sale of Eagle apartments and the refinancing of Park Place.

Depreciation expense increased 46% as compared to the prior year primarily due to the additions to Owned Properties held directly by the Trust noted above and the increase in depreciation on Loehmann's Fashion Island as portions of the redeveloped center were placed in service, offset in part by the elimination of depreciation on Eagle apartments, which was sold.

General and administrative expenses increased 12% as compared to fiscal 1993 as the Trust incurred certain expenses that had previously been shared with an affiliate of the former advisor to the Trust.

Professional fees decreased 23% due to reduced legal fees related to litigation on certain investments.

Income before Gain (Loss) on Real Estate Investments

Income before gain (loss) on real estate investments decreased to $1,579,000 ($.17 per share) from the prior year's $1,670,000 ($.18 per share) for the reasons noted above.

Gain (Loss) on Real Estate Investments

The Trust sold three investments resulting in a gain on real estate investments of $2,510,000 ($.28 per share). The Trust's Village Oaks apartments investment was sold to the Trust's lessee for $3,500,000, producing a gain of $2,500,000. The Trust's Eagle apartments were sold to an unrelated third party for approximately $12,570,000, resulting in a net loss of $90,000. The Trust's Brown County Inn land investment was sold to the Trust's lessee for $600,000, producing a gain of $100,000.

Dividends

Dividends declared for fiscal 1994 were $.30 as compared to $.28 for fiscal 1993. During fiscal 1994 the Trust paid dividends approximately 55 days following each fiscal quarter.

RESULTS OF OPERATIONS-1993 VS. 1992

Revenues

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) increased 8% in fiscal 1993 from fiscal 1992, primarily as a result of the Trust's acquisition of its lessee's interest in the One Park West office building in March 1993 and an increase in rents received in the fourth quarter as new tenants began to occupy Loehmann's Fashion Island shopping center, which was under redevelopment.

Base income from Structured Transactions held directly by the Trust declined 32% in fiscal 1993 from fiscal 1992, primarily due to the sales of the Dell Industrial investment (March 1992) and the Lakeside apartments investment (August 1992), the reduction in rent and interest received due to the restructuring of the 6110 Executive Boulevard investment (July 1992) and the conversion of One Park West to an Owned Property held directly by the Trust (March 1993).

Overage income declined 15% in fiscal 1993 from fiscal 1992, primarily due to the sales of the two investments noted above.

Income from unconsolidated Investment Partnerships decreased 40% from the prior year primarily as a result of the suspension of rent and interest payments by the lessee/mortgagor of the Houston apartments investments following its bankruptcy filing (September 1992) and the associated attorneys fees.

On August 1, 1992, the Trust commenced earning advisory fee income in connection with its internalization of management and the assumption of management services under certain existing advisory agreements (the "Advisory Agreements") for the five Investment Partnerships (See Note 6 of the Notes to Consolidated Financial Statements of the Trust). Annually, the Trust is to receive as compensation for providing such services the first $150,000 of the fees payable under the Advisory Agreements, which amount generally corresponds to the additional expenses to be incurred by the Trust in performance of such tasks, plus 50% of any additional fees. PCAIA, an affiliate of the former advisor to the Trust and the entity that previously provided these services, will receive the remaining 50% of such fees in excess of $150,000. During fiscal 1993, the Trust received $269,000 in payments under this arrangement and PCAIA received $119,000.

Expenses

Expenses on Owned Properties held directly by the Trust in fiscal 1993 remained unchanged as compared to fiscal 1992. The increase in expenses associated with the Trust's acquisition of One Park West in March 1993 was offset by the capitalization of certain expenses at Loehmann's Fashion Island related to the redevelopment.

Interest expense declined 26% in fiscal 1993 from fiscal 1992, primarily as a result of significantly lower borrowings under the bank note payable and the capitalization of interest related to the redevelopment of Loehmann's Fashion Island, offset in part by the interest expense incurred on the first mortgage on One Park West.

Depreciation expense declined 6% in fiscal 1993 from fiscal 1992, primarily as a result of the suspension of depreciation on portions of Loehmann's Fashion Island while the redevelopment was under way, offset in part by the depreciation of the One Park West property after it was acquired by the Trust in March 1993.

General and administrative expenses include costs of internalized management (such as salaries, rent and other overhead expenses) and certain expenses which in previous years had been classified as "other expenses." Effective August 1, 1992, the Trust internalized the investment and day-to-day administrative services previously performed by the Advisor under an advisory contract which expired on July 31, 1992 and was not renewed. For comparative purposes, fiscal 1992 general and administrative expenses plus advisory fees totalled $1,237,000 as compared to general and administrative expenses of $1,817,000 in fiscal 1993, offset by $269,000 of advisory fee income from the Investment Partnerships.

Professional fees decreased 28% in fiscal 1993 from fiscal 1992 due to certain non-recurring legal services incurred in fiscal 1992.

Income before Gain (Loss) on Real Estate Investments and Extraordinary Item

Income before gain (loss) on real estate investments and extraordinary item was $1,670,000 ($.18 per share) for fiscal 1993, as compared to $2,565,000 ($.28 per share) for fiscal 1992 for the reasons noted above.

Gain (Loss) on Real Estate Investments and Extraordinary Item

In August 1992, the Trust sold its investment in Lakeside apartments for $9,500,000, which produced a gain of $7,700,000 ($.85 per share).

In the quarter ended January 31, 1993, the Trust increased its allowance for possible investment losses by $10,000,000 ($1.11 per share).

There was no extraordinary item in fiscal 1993.

Dividends

Dividends for both fiscal 1993 and 1992 were $.28 per share. During fiscal 1993 the Trust paid dividends approximately 55 days following the end of each fiscal quarter. During fiscal 1992 dividends were paid approximately 45 days following each fiscal quarter.

INFLATIONARY AND ECONOMIC FACTORS

The effect of inflation upon the Trust's operations and real estate investments has varied. Rental rates have not been increasing materially with inflation as competitive market conditions exist at most of the Trust's properties. Although operating expenses are impacted by inflation, increases in operating expenses in the past year caused by inflation have not been material.

The Trust believes that most of the real estate markets in which the Trust operates have stabilized and in some cases have improved. Different areas of the country are expected to recover from the real estate slump of the early 1990s at different times and as these markets recover, the portfolio should benefit accordingly.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required to be furnished pursuant to this item with respect to Trustees of the Trust is set forth under the caption "Election of Trustees" in the Trust's proxy statement (the "Proxy Statement") to be furnished to shareholders in connection with the solicitation of proxies by the Trust's Board of Trustees for use at the 1994 Annual Meeting of Shareholders to be held on November 30, 1994 and is incorporated herein by reference; the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION



The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities and Principal Shareholders" and "Election of Trustees" in the Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

                             PART IV





ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    1.    Consolidated Financial Statements

       The consolidated financial statements listed in the accompanying index to financial statements on Page 20 are filed as part of this Annual Report.

    2.       Consolidated Financial Statement Schedules

       The consolidated financial statement schedules listed in the accompanying index to financial statements on Page 20 are filed as part of this Annual Report.

    3.       Exhibits

       22. List of the Trust's subsidiaries on page 63 is filed as part of this Annual Report.

       23. Consent of Ernst & Young LLP on page 64 is filed as part of this Annual Report.

(b)          Reports on Form 8-K

             None.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)

By        /S/ ROBERT M. MELZER
          Robert M. Melzer                                 October 12, 1994
          Trustee, President and Chief Executive Officer   ----------------
                                                                Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:


/S/ JOHN A. CERVIERI JR.        Managing Trustee           October 12, 1994
John A. Cervieri Jr.

/S/ ROBERT M. MELZER            Trustee, President and     October 12, 1994
Robert M. Melzer                Chief Executive Officer
                                (Principal Executive and
                                Financial Officer)

/S/ WALTER M. CABOT             Trustee                    October 12, 1994
Walter M. Cabot

/S/ GRAHAM O. HARRISON          Trustee                    October 12, 1994
Graham O. Harrison

/S/ J. ATWOOD IVES              Trustee                    October 12, 1994
J. Atwood Ives

/S/ WALTER F. LEINHARDT         Trustee                    October 12, 1994
Walter F. Leinhardt

/S/ NORMAN B. LEVENTHAL         Trustee                    October 12, 1994
Norman B. Leventhal

/S/ EDWARD H. LINDE             Trustee                    October 12, 1994
Edward H. Linde

/S/ GLENN P. STREHLE            Trustee                    October 12, 1994
Glenn P. Strehle

/S/ ROBIN W. DEVEREUX           Vice President
Robin W. Devereux               & Treasurer                October 12, 1994
                                (Principal Accounting
                                Officer)

                     ANNUAL REPORT ON FORM 10-K
                 ITEM 8 and ITEM 14a(1), (2) and (d)




   INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         CERTAIN EXHIBITS

                   FINANCIAL STATEMENT SCHEDULES

                      Year Ended July 31, 1994




                        PROPERTY CAPITAL TRUST
                         Boston, Massachusetts

ITEM 14a(1), (2) and (d) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                              Page

PROPERTY CAPITAL TRUST

Report of Independent Auditors                                 21

The following consolidated financial
statements of Property Capital Trust
are included in Item 8:
  Consolidated balance sheet at July 31,
  1994 and 1993                                                22
  Consolidated statement of operations
  for each of the three years in the
  period
  ended July 31, 1994                                          23
  Consolidated statement of cash flows
  for each of the three years in the
  period ended July 31, 1994                                   24
  Consolidated statement of shareholders'
  equity for each of the three
  years in the period ended July 31, 1994                      25
  Notes to consolidated financial statements                26-38

The following consolidated financial statement schedules of Property
Capital Trust are
included in Item 14 (d):

Consolidated Quarterly Financial Data (unaudited)              39
VIII - Allowance for possible investment losses                40
XI   - Investments - Land Leasebacks and Owned
       Properties held directly by the Trust                41-44
XII  - Investments - Mortgage Loans held directly
       by the Trust                                         45-46
Exhibit A - Investment Partnerships - Land
Leasebacks and Owned Properties                             47-50
Exhibit B - Investment Partnerships - Mortgage Loans        51-52


The following separate financial statements are required pursuant to 3-09 of Regulation SX:

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.

Report of Independent Auditors                                 54

The following financial statements of Property
Capital Midwest Associates, L.P. are
included in Item 8:

  Balance sheet at December 31, 1993 and 1992                  55
  Statement of operations for each of the
  three years in the period
    ended December 31, 1993                                    56
  Statement of cash flows for each of
  the three years in the period
    ended December 31, 1993                                    57
  Statement of changes in partners' equity
  for each of the three years in
  the period
  ended December 31, 1993                                      58

  Notes to financial statements                             59-61

  The following financial statement schedules of Property Capital Midwest
  Associates, L.P. are
  included in Item 14 (d):

    XI - Owned Properties                                      62

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS





The Trustees and Shareholders
Property Capital Trust



We have audited the accompanying consolidated balance sheets of Property Capital Trust (a real estate investment trust) as of July 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended July 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust at July 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Trust changed its method of accounting for certain of its real estate investments.



                                                  ERNST & YOUNG LLP



Boston, Massachusetts
August 26, 1994

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET

                                                          July 31,
                                                            1994                  1993


Assets
Real Estate Investments
   Owned Properties held directly by the Trust
      (net of accumulated depreciation)                  $105,974,000          $101,160,000
   Structured Transactions held directly by the Trust      32,581,000            43,065,000
   Investment Partnerships                                 51,998,000            51,928,000
                                                         ------------          ------------

                                                          190,553,000           196,153,000

   Less:  Allowance for possible investment losses        (17,413,000)          (20,129,000)
                                                        --------------         -------------

                                                          173,140,000           176,024,000

Cash                                                          720,000               324,000

Interest and rents receivable
   Owned Properties held directly by the Trust              1,852,000             1,598,000
   Structured Transactions held directly by the Trust         259,000               965,000
Other assets                                                  862,000               548,000
                                                          -----------           ------------

                                                         $176,833,000          $179,459,000
                                                         ============          ============

Liabilities and Shareholders' Equity
Liabilities
   Accounts payable and accrued expenses                   $2,940,000            $2,269,000
   Accrued interest                                           711,000               564,000
   Bank note payable                                        5,000,000            16,530,000
   Mortgage notes payable                                  43,110,000            36,593,000
   9 3/4% Convertible Subordinated Debentures               2,546,000             2,546,000
   10% Convertible Subordinated Debentures                 30,823,000            30,823,000
                                                          -----------          ------------

                                                           85,130,000            89,325,000
                                                          -----------          ------------

Shareholders' Equity
   Common Shares (without par value, unlimited shares
      authorized, 9,030,585 issued and outstanding at
      July 31, 1994 and 9,028,585 at July 31, 1993)       106,060,000           106,052,000
   Accumulated deficit                                    (14,357,000)          (15,918,000)
                                                          -----------          -------------

   Total Shareholders' Equity                              91,703,000            90,134,000
                                                          -----------          ------------

                                                         $176,833,000          $179,459,000
                                                        =============         ==============




            See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Years Ended July 31,

                                                                 1994                  1993                  1992
Revenues
Rents from Owned Properties held directly by the Trust         $14,083,000            $8,237,000            $7,626,000
Structured Transactions held directly by the Trust
  Base income                                                    3,074,000             4,343,000             6,379,000
  Overage income                                                 1,911,000             2,165,000             2,551,000
Income from unconsolidated Investment Partnerships               2,264,000             1,519,000             2,524,000
                                                                ----------            ----------            ----------

                                                                21,332,000            16,264,000            19,080,000

Advisory fee income                                                290,000               269,000                -
Interest income                                                      1,000                 2,000                29,000
                                                                ----------            ----------            ----------

                                                                21,623,000            16,535,000            19,109,000
                                                                ----------            ----------            ----------

Expenses
Expenses on Owned Properties held directly by the Trust          6,915,000             4,501,000             4,507,000
Interest                                                         6,994,000             5,441,000             7,364,000
Depreciation                                                     3,538,000             2,423,000             2,584,000
General and administrative expenses                              2,034,000             1,817,000               146,000
Advisory fees                                                       -                     -                  1,091,000
Professional fees                                                  377,000               490,000               678,000
Trustees' fees and expenses                                        186,000               193,000               174,000
                                                                ----------            ----------            ----------

                                                                20,044,000            14,865,000            16,544,000
                                                                ----------            ----------            ----------

Income before Gain (Loss) on Real Estate
  Investments and Extraordinary Item                             1,579,000             1,670,000             2,565,000
                                                                ----------            ----------            ----------

Gain (Loss) on Real Estate Investments
  Gain (Loss) on Sale of Real Estate Investments                 2,510,000             7,700,000            (9,150,000)
  Provision for Possible Investment Losses                          -                (10,000,000)          (17,000,000)
                                                                ----------           -----------           ------------

                                                                 2,510,000            (2,300,000)          (26,150,000)
                                                                ----------           ------------          ------------

Gain (Loss) before Extraordinary Item                            4,089,000              (630,000)          (23,585,000)

Extraordinary Gain from Extinguishment
  of Debt                                                           -                     -                  7,950,000
                                                                ------------         ------------          ------------

Net Income (Loss)                                               $4,089,000             ($630,000)         ($15,635,000)
                                                                ============         ============         ============

Net Income (Loss) per Share

Income before Gain (Loss) on Real Estate
  Investments and Extraordinary Item                                 $0.17                 $0.18                 $0.28
                                                                ------------         -------------        -------------

Gain (Loss) on Real Estate Investments
  Gain (Loss) on Sale of Real Estate Investments                      0.28                  0.85                 (1.01)
  Provision for Possible Investment Losses                               -                 (1.11)                (1.88)
                                                                ------------         --------------       --------------

                                                                      0.28                 (0.26)                (2.89)
                                                                ------------         --------------       --------------

Gain (Loss) before Extraordinary Item                                 0.45                 (0.08)                (2.61)

Extraordinary Gain from Extinguishment
  of Debt                                                                -                     -                  0.88
                                                                --------------       --------------       ---------------

Net Income (Loss) per Share                                          $0.45                ($0.08)               ($1.73)
                                                                ==============       ==============       ===============

Average Shares Outstanding                                       9,030,000             9,029,000             9,029,000
                                                               ================     ===============      ==============


              See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                        Years Ended July 31,

                                                             1994                  1993                  1992
Operating Activities
Net Income (Loss)                                           $4,089,000             ($630,000)         ($15,635,000)
Adjustments to Net Income (Loss)
   (Gain) loss on sale of real estate investments           (2,510,000)           (7,700,000)            1,200,000
   Increase in allowance for possible investment losses               -           10,000,000            17,000,000
   Depreciation and amortization                             3,611,000             2,473,000             2,621,000
   Income from unconsolidated Investment Partnerships       (2,264,000)           (1,519,000)           (2,524,000)
   Distributions of earnings from Investment Partnership     2,194,000             2,007,000             3,700,000
   Changes in assets and liabilities
     (Increase) decrease in interest and rents receivabl      (115,000)            1,182,000                36,000
     (Increase) decrease in other assets, net                 (387,000)              795,000               367,000
     Increase (decrease) in accounts payable, accrued
        expenses, and accrued interest                         818,000            (1,376,000)             (289,000)
                                                            -----------           -----------         -------------

Net Cash Provided by Operating Activities                    5,436,000             5,232,000             6,476,000
                                                            -----------           -----------         -------------

Investing Activities
Owned Properties held directly by the Trust
   Dispositions                                             12,567,000                      -
   Additions                                                (9,030,000)          (12,877,000)           (1,540,000)
Structured Transactions held directly by the Trust
   Dispositions                                              5,434,000            10,859,000            10,556,000
   Additions                                                          -             (587,000)             (851,000)
Investment Partnerships
    Additions                                                         -                     -           (2,785,000)
                                                            ------------         -------------        -------------

Net Cash Provided by (Used In) Investing Activities          8,971,000            (2,605,000)            5,380,000
                                                            ------------         -------------        -------------

Financing Activities
Repayment of bank note payable                             (11,530,000)           (5,770,000)           (8,800,000)
Cash dividends paid                                         (2,528,000)           (2,438,000)           (2,889,000)
Amortization of mortgage notes payable                        (469,000)             (302,000)             (210,000)
Proceeds from exercise of stock options                          8,000                     -                     -
Proceeds from mortgage notes payable                        18,000,000             6,000,000                     -
Repayment of mortgage notes payable                        (17,492,000)                    -                     -
                                                           -------------         ------------         --------------

Net Cash Used In Financing Activities                      (14,011,000)           (2,510,000)          (11,899,000)
                                                           -------------         ------------         --------------

Net Increase (Decrease) in Cash                                396,000               117,000               (43,000)

Cash at Beginning of Year                                      324,000               207,000               250,000
                                                           -------------         -------------        -------------

Cash at End of Year                                           $720,000              $324,000              $207,000
                                                          ==============        ===============      ===============





              See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                   Years Ended July 31,

                                                                        1994                 1993                 1992

Common Shares
Balance at beginning of year                                         $106,052,000         $106,052,000         $106,052,000
Stock options exercised                                                     8,000                 -                    -
                                                                    --------------       -------------        --------------

Balance at end of year                                                106,060,000          106,052,000          106,052,000
                                                                    --------------       -------------        --------------


Accumulated Deficit
Balance at beginning of year                                          (15,918,000)         (12,850,000)           5,674,000
Net income (loss)                                                       4,089,000             (630,000)         (15,635,000)
Cash dividends paid                                                    (2,528,000)          (2,438,000)          (2,889,000)
                                                                     --------------      --------------       ---------------

Balance at end of year                                                (14,357,000)         (15,918,000)         (12,850,000)

Total Shareholders' Equity                                            $91,703,000          $90,134,000          $93,202,000
                                                                    ==============       ==============       ==============






Number of Common Shares
Common Shares issued and outstanding at
   beginning of year                                                    9,028,585            9,028,585            9,028,585
Stock options exercised                                                     2,000                  -                    -
                                                                        ----------           ---------

Common Shares issued and outstanding at
  end of year                                                           9,030,585            9,028,585            9,028,585
                                                                      ===============      ==============        =============







                  See accompanying notes

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Business

The Trust is an investor in and owner of income producing real estate located throughout the United States. The Trust's business plan focuses on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments.

Consolidation

The consolidated financial statements of the Trust include the accounts of eleven wholly owned subsidiaries of which six own certain Owned Properties held directly by the Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

Federal Income Taxes

The Trust has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. The Trust intends to continue to qualify as a real estate investment trust. Accordingly, no provision has been made for Federal income taxes in the financial statements.

Investment Partnerships

Certain of the Trust's investments have been made through partnerships or a participation agreement in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants ("Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method and prior period financial statements were restated to reflect the change as if it had occurred at the beginning of the period. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change in accounting did not affect the Trust's net income (loss) or shareholders' equity, the change is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

Valuation of Real Estate Investments

Real estate investments are carried at cost, net of accumulated depreciation and less an allowance for possible investment losses. When the Trust acquires a property from its lessee/mortgagor it records the acquired property improvements at the lesser of cost or net realizable value at the time of acquisition. The Trust's allowance for possible investment losses is based upon management's estimate of the net realizable value of each investment and to the extent this is less than the carrying value, an allowance for possible investment losses is established. In determining estimated net realizable value, consideration is given to many factors, such as income to be earned from the investment, the cost to hold the property to the hypothetical time of sale, the selling price a property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing the property and prevailing economic conditions including availability of credit.

Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements are depreciated over 25 to 39 years. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related leases. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

For financial reporting purposes, the Owned Properties held directly by the Trust and the Investment Partnerships are accounted for on a one-month lag. Certain space leases at the Owned Properties held directly by the Trust provide for stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. The difference between rental income accrued under the straight-line method and rent received or receivable by the Trust for financial reporting purposes was ($32,000), ($67,000) and $275,000 for the years ended July 31, 1994, 1993 and 1992, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is calculated by dividing net income (loss) by the weighted average Common Shares outstanding during the year. Net income
(loss) per share on a quarterly basis may not total to the annual net income (loss) per share due to rounding.

Reclassification

Certain items in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.


NOTE 2.  REAL ESTATE INVESTMENTS

The Trust's real estate investments consist primarily of equity investments in completed, income-producing properties located throughout the United States. Investments consisting of land leasebacks and/or mortgage loans are classified as Structured Transactions. Operating properties are classified as Owned Properties. Investments made through partnerships or participation agreements in which the Trust is the general partner or lead lender and other institutional investors are the limited partners or
participating lenders are classified as Investment Partnerships.   Two of
the Investment Partnerships hold Owned Properties and three hold Structured Transactions. As of July 31, 1994, the Trust had ten Structured Transactions held directly by the Trust, six Owned Properties held directly by the Trust and five Investment Partnerships, three of which hold four Structured Transactions and two of which hold nine Owned Properties.

The Trust's real estate investments (net of accumulated depreciation) are as follows:


                                                     July 31,
                                  ----------------------------------------
                                       1994                       1993
- - - --------------------------------------------------------------------------
Owned Properties
   held directly by the Trust      $105,974,000               $101,160,000

Structured Transactions
  held directly by the Trust
    Land leasebacks                  17,140,000                 21,140,000
    Mortgage loans                   15,441,000                 21,925,000

Investment Partnerships              51,998,000                 51,928,000
                                    -----------                -----------

                                   $190,553,000               $196,153,000
                                   ============               ============

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's real estate investments (net of accumulated depreciation) are diversified by type of property as follows:




                                                  July 31,
                                  ---------------------------------------

                                     1994                          1993
- - - -------------------------------------------------------------------------

Owned Properties held directly
by the Trust
Office buildings                  $ 64,367,000               $ 52,613,000
Shopping centers (1)                41,607,000                 35,660,000
Apartments                              -                      12,887,000
Hotels                                  -                          -
                                   -----------                -----------

                                   105,974,000                101,160,000
                                   -----------                -----------

Structured Transactions
held directly by the Trust              -                       7,500,000
Office buildings                     4,335,000                  4,844,000
Apartments                          16,530,000                 17,530,000
Hotels                              11,716,000                 13,191,000
                                   -----------               ------------

                                    32,581,000                 43,065,000
                                   -----------               ------------

Investment Partnerships
Office buildings                    20,125,000                 20,523,000
Shopping centers                     9,550,000                  9,261,000
Apartments                          13,299,000                 13,127,000
Hotels                               9,024,000                  9,017,000
                                   -----------               ------------

                                    51,998,000                 51,928,000
                                   -----------               ------------

Total Real Estate Investments     $190,553,000               $196,153,000
                                  ============               ============


Real Estate Investments by
type of property
Office buildings                  $ 84,492,000               $ 80,636,000
Shopping centers (1)                55,492,000                 49,765,000
Apartments                          29,829,000                 43,544,000
Hotels                              20,740,000                 22,208,000
                                  ------------               ------------

Total Real Estate Investments     $190,553,000               $196,153,000
                                  ============               ============


Number of properties                   29                         33
                                       ==                         ==


(1) Inclusive of construction in progress of $2,427,000 and $13,259,000 at July 31, 1994 and 1993, respectively.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's real estate investments (net of accumulated depreciation) are diversified as of July 31, 1994 by geographic region as follows:

                      Number of             Investment             % of
Geographic Region     Properties            Amount                Total

Midwest                 11                $  87,931,000             46 %
South                    8                   57,019,000             30
West                     8                   14,999,000              8
East                     2                   30,604,000             16

                        29                 $190,553,000            100  %


A majority of the real estate investments are subject to long-term first mortgage financing which aggregated $188,080,000 at July 31, 1994 and $200,753,000 at July 31, 1993.

Owned Properties held directly by the Trust

Owned Properties held directly by the Trust (which include those held in wholly owned subsidiaries) include land, buildings, furniture, fixtures and equipment, tenant improvements and leasing commissions. Tenant improvements represent the cost of constructing or finishing tenant space under the terms of a lease for that space. Leasing commissions represent payments made to the leasing agent as compensation for the negotiation and consummation of a lease. Material disbursements that constitute new assets or improvements to existing assets that extend their useful lives and/or substantially increase their value are capitalized.

The operating results of Owned Properties held directly by the Trust are reflected in the statement of operations as Rents from Owned Properties held directly by the Trust and Expenses on Owned Properties held directly by the Trust. Rents from Owned Properties held directly by the Trust represent base rents and expense reimbursements from tenants. Expenses on Owned Properties held directly by the Trust are as follows:


                                                              July 31,
                                              ------------------------------------------------------
                                                 1994                   1993                 1992
- - - ----------------------------------------------------------------------------------------------------
Repairs and maintenance                       $2,272,000             $1,357,000           $1,637,000
Real estate taxes                              1,585,000              1,045,000            1,061,000
Utilities                                      1,322,000                870,000              790,000
General and administrative                     1,072,000                836,000              654,000
Management fees                                  487,000                308,000              253,000
Insurance                                        177,000                 85,000              112,000
                                               ---------              ---------           ----------

Expenses on Owned Properties
  held directly by the Trust                  $6,915,000             $4,501,000           $4,507,000
                                              ==========             ==========           ==========


During fiscal year 1994, the Trust sold Eagle apartments. The property was purchased by an unrelated third party for approximately $12,570,000, resulting in a loss of $90,000. Effective February 1, 1994, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in 6110 Executive Boulevard, an office building in Rockville, Maryland, subject to a non-recourse first mortgage loan of $6,478,000. During the quarter ended January 31, 1994, the Trust wrote down its investment in 6110 Executive Boulevard by $2,000,000. This write-down was charged against the Trust's allowance for possible investment losses.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

In the prior fiscal year, on March 31, 1993, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in One Park West, an office building in Chevy Chase, Maryland, subject to a first mortgage loan of $10,227,000. Upon acquisition the Trust utilized the applicable portion of its previously established allowance for possible investment losses to write down this investment by $6,000,000.

In fiscal 1992, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in Commerce Centre, comprised of two suburban office buildings in Des Plaines, Illinois, subject to a non-recourse first mortgage loan of $17,417,000. Upon acquisition the Trust utilized the applicable portion of its previously established allowance for possible investment losses to write down this investment by $7,000,000. In July 1992 the Trust entered into an agreement with the first mortgage lender to convey the property to the lender for $100,000, at which time the Trust wrote off both its investment and the related mortgage note payable.

Structured Transactions held directly by the Trust

Land leasebacks consist of land purchased under income-producing properties and leased back under long-term net lease arrangements. These leases, which are classified as operating leases, have remaining initial terms of 23 to 70 years, with a weighted average term of 54 years. The leases require fixed monthly base rental payments to the Trust and generally also provide for overage rental payments, which are typically computed as a percentage of property gross receipts in excess of base amounts.

Base rental income contractually due under existing land leasebacks at July 31, 1994 is approximately $1,522,000 per year for the next five years.

Certain land leasebacks contain options whereby the lessees may repurchase the land at prices typically based on fair market value, but not less than the Trust's cost, or may cause the land and improvements to be sold to third parties. When a property is sold to a third party, the Trust typically receives the greater of a percentage of total sales proceeds of the property or its cost. During the next five years, repurchase or similar options covering $3,575,000 of land leasebacks become exercisable.

The mortgage loan investments are generally long-term loans that require fixed monthly base interest payments and, when not payable on a self-liquidating basis, require principal payments at maturity. Mortgage loans are generally owned in conjunction with land leaseback transactions and are subordinate to and have cross-default provisions with the land leasebacks. The loans allow for prepayment prior to maturity, and during the next five years all loans may be prepaid.

Because the mortgage loans were made and continue to be held in conjunction with land leaseback transactions and these loans were not originally structured to be considered separately from the land leaseback transactions it is not practicable to estimate the fair values of these mortgage loans. A determination of the fair values of these mortgage loans as a separate component would be too subjective and would not result in a meaningful estimate.

During fiscal year 1994 the Trust disposed of three Structured Transactions held directly by the Trust. The Trust's $1,000,000 Village Oaks apartments investment was purchased by the Trust's lessee for $3,500,000. The Trust's Brown County Inn $500,000 land investment was purchased by the Trust's lessee for $600,000 and its $973,000 leasehold mortgage was prepaid at par. The Trust's $500,000 Rapids Mall mortgage loan was prepaid for $350,000, with the resulting loss of $150,000 being charged against the Trust's allowance for possible investment losses.

During fiscal 1993 the Trust disposed of three Structured Transactions held directly by the Trust. The $1,800,000 Lakeside apartments investment was sold for $9,500,000. The $4,000,000 Town and Country office investment was sold for $70,000 and the $2,991,000 Stouffers Bedford Glen Hotel investment was sold for $350,000. Losses incurred in connection with such sales were charged against the Trust's allowance for possible investment losses. Additionally, during the year the Trust reduced its allowance for possible investment losses by $2,300,000 due to a write-off of the Trust's Sandpiper Cove mortgage loan.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Investments in unconsolidated Investment Partnerships

As of July 31, 1994 and 1993, the Trust had investments in five unconsolidated Investment Partnerships which are accounted for on the equity method. The Investment Partnerships provide for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:

Investment Partnerships                           % Owned by the Trust
- - - ----------------------------------------------------------------------

Property Capital Midwest Associates, L.P.              53.30%
PCA Southwest Associates, L.P.                         45.45%
Lisle Hilton Inn Loan Participation                    41.67%
PCA Canyon View Associates, L.P.                       23.81%
PCA Crossroads Associates, Ltd.                        25.00%


Condensed combined financial statements of the unconsolidated Investment Partnerships are as follows:


Condensed Combined Balance Sheet


                                        July 31,
                          -------------------------------------
                              1994                      1993
- - - ---------------------------------------------------------------

Assets
Current assets         $   4,070,000              $   1,727,000
Owned Properties          99,058,000                 52,043,000
Mortgage loans            34,778,000                 51,952,000
Land leasebacks            9,084,000                 13,984,000
Other assets                  70,000                  1,350,000
                          ----------                 ----------

                        $147,060,000               $121,056,000
                        ============               ============


Liabilities and Capital
Current liabilities    $   2,905,000              $   1,412,000
Other liabilities            530,000                    475,000
Mortgage notes payable    25,904,000                       -

Trust's share of combined capital
                          51,998,000                 51,928,000

Limited partners' share of combined capital
                          65,723,000                 67,241,000
                        ------------               ------------

                        $147,060,000               $121,056,000
                        ============               ============

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Condensed Combined Summary of Operations

                                                      Years Ended July 31,
                                  --------------------------------------------------
                                      1994                   1993                1992
- - - ------------------------------------------------------------------------------------------------
Revenues
Rents from Owned Properties        $10,968,000           $ 7,194,000           $6,722,000
Structured Transactions
  Base income                        4,225,000             3,674,000            5,522,000
  Overage income                       339,000               415,000              476,000
Other income                            33,000                24,000               28,000
                                    ----------            ----------            ---------

                                    15,565,000            11,307,000           12,748,000
                                    ----------            ----------           ----------
Expenses
Owned Properties expenses            5,538,000             3,577,000            3,440,000
Depreciation                         2,787,000             2,149,000            1,942,000
Interest                               732,000                  -                    -
Other                                  794,000             1,349,000              831,000
                                    ----------            ----------            ---------

                                     9,851,000             7,075,000            6,213,000
                                    ----------            ----------            ---------

Net income                         $ 5,714,000           $ 4,232,000          $ 6,535,000
                                   ===========           ===========          ===========

Trust's share of combined
   net income                      $ 2,264,000           $ 1,519,000          $ 2,524,000
Limited Partners' share
  of combined net income             3,450,000             2,713,000            4,011,000
                                    ----------             ---------           ----------

Net income                         $ 5,714,000           $ 4,232,000          $ 6,535,000
                                   ===========           ===========          ===========



The Trust's equity in unconsolidated Investment Partnerships are as follows:

                                                             Years Ended July 31,
                                             -------------------------------------------------------------
                                                      1994                 1993                  1992
- - - ----------------------------------------------------------------------------------------------------------

Property Capital Midwest Associates, L.P.       $ 27,659,000          $ 27,763,000         $ 27,901,000
PCA Southwest Associates, L.P.                     9,877,000             9,668,000           10,006,000
Lisle Hilton Inn Loan Participation                9,024,000             9,017,000            9,022,000
PCA Canyon View Associates, L.P.                   3,422,000             3,459,000            3,459,000
PCA Crossroads Associates, Ltd.                    2,016,000             2,021,000            2,028,000
                                                  ----------            ----------           ----------

                                                 $51,998,000           $51,928,000          $52,416,000
                                                 ===========           ===========          ===========


PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's share of income (loss) from unconsolidated Investment
Partnerships are as follows:

                                                            Years Ended July 31,
                                       --------------------------------------------------------------------------
                                                     1994                 1993                  1992
- - - -----------------------------------------------------------------------------------------------------------------

Property Capital Midwest Associates, L.P. (1)  $  950,000             $ 646,000            $  593,000
PCA Southwest Associates, L.P. (2)                209,000              (220,000)              822,000
Lisle Hilton Inn Loan Participation               617,000               570,000               544,000
PCA Canyon View Associates, L.P.                  195,000               210,000               240,000
PCA Crossroads Associates, Ltd.                   293,000               313,000               325,000
                                                  -------               -------               -------

                                               $2,264,000            $1,519,000            $2,524,000
                                               ==========            ==========            ==========


(1) Net of the Trust's share of depreciation of $1,213,000, $1,145,000 and $1,035,000 for years ended July 31, 1994, 1993 and 1992, respectively.

(2) Net of the Trust's share of depreciation of $232,000 for the year ended July 31, 1994. These properties converted from Structured Investments to Owned Properties on March 31, 1994.


Cash distributions received from the unconsolidated Investment Partnerships are as follows:

                                                                  Years Ended July 31,
                                               -------------------------------------------------------------------------
                                                      1994                        1993                    1992
- - - ------------------------------------------------------------------------------------------------------------------------
Property Capital Midwest Associates, L.P.       $  1,054,000                  $  784,000              $ 1,498,000
PCA Southwest Associates, L.P.                        -                          118,000                  821,000
Lisle Hilton Inn Loan Participation                  610,000                     575,000                  757,000
PCA Canyon View Associates, L.P.                     232,000                     210,000                  299,000
PCA Crossroads Associates, Ltd.                      298,000                     320,000                  325,000
                                                   ---------                   ---------                ---------

                                                  $2,194,000                  $2,007,000               $3,700,000
                                                  ==========                  ==========               ==========


The Structured Transactions held in Investment Partnerships are similar to those held directly by the Trust. The land leaseback leases have remaining initial terms of 18 to 68 years, with a weighted average term of 63 years. The leases require fixed monthly base rental payments to the Investment Partnerships and also provide for overage rental payments. The Trust's share of base rental income contractually due under existing land leasebacks held in Investment Partnerships at July 31, 1994 is approximately $268,000 per year for the next five years.

The mortgage loans held in Investment Partnerships are generally long-term loans that require fixed monthly base interest payments and, when not payable on a self-liquidating basis, require principal payments at maturity. Except for the Lisle Hilton Inn loan participation, mortgage loans are owned in conjunction with land leaseback transactions and are subordinate to and have cross-default provisions with the land leasebacks. The Lisle Hilton Inn loan participation, although not owned in conjunction with a land leaseback transaction, also requires overage interest payments, similar to the land leasebacks. The loans allow for prepayment prior to maturity and during the next five years all loans may be prepaid.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

On March 31, 1994, PCA Southwest Associates Limited Partnership, an Investment Partnership which held mortgages on and owned the land under 3,000 apartments in Houston, Texas, acquired for $427,000 its lessee's interest in five properties subject to first mortgages aggregating $25,989,000. The Trust has a 45.45% interest in this Investment Partnership as general partner. During the quarter ended July 31, 1994, the Trust wrote down its investment in this partnership by $566,000. This write-down was charged against the Trust's allowance for possible investment losses.

In September 1991, pursuant to a prior commitment, the Trust completed the acquisition of a limited partner's 5.5% interest in Property Capital Midwest Associates, L.P., which owns seven buildings in Overland Park, Kansas, increasing the Trust's total interest to 53.3%. The total purchase price, including closing adjustments, was $3,140,000.


NOTE 3.  INDEBTEDNESS

The Trust has a $20,000,000 revolving line of credit from a major New England bank. Borrowings under the line bear interest at the bank's prime rate (7.25% at July 31, 1994) plus 1/4%. Previously, the line of credit was for $35,000,000. Concurrent with the refinancing of Loehmann's Fashion Island in June 1994 the line of credit was reduced to $20,000,000. The line will be reduced to no less than $15,000,000, on a dollar for dollar basis, as additional advances are made under the new Loehmann's Fashion Island mortgage.

At July 31, 1994 and 1993 four of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $43,110,000 and $36,593,000, respectively.



                                     Principal
Owned Properties                      Balance                Interest
Held Directly by the Trust          July 31, 1994               Rate                 Maturity
- - - ------------------------------------------------------------------------------------------------

Loehmann's Fashion Island          $18,000,000                 7.60%                 July 1998
One Park West                       10,052,000                 9.50%                 July 2000
Park Place                           8,600,000                 5.65%                  May 2008
6110 Executive Boulevard             6,458,000                9.625%                 July 1995
                                    ----------
                                   $43,110,000
                                   ===========


The book value of real estate pledged as collateral for these loans was approximately $84,158,000. Scheduled principal payments on these loans at July 31, 1994 are as follows:

Year ending July 31,
- - - ------------------------------------------------------------------------

      1995                                   $ 6,736,000
      1996                                       297,000
      1997                                       317,000
      1998                                    18,168,000
      1999                                       312,000
      2000 and thereafter                     17,280,000
                                             -----------
      Total                                  $43,110,000
                                             ===========

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INDEBTEDNESS (continued)

Loehmann's Fashion Island's $11,582,000 first mortgage was refinanced for $30,000,000 with an initial advance of $18,000,000 in June 1994. Additional advances aggregating up to $12,000,000 may be made through June 1996 based upon property performance. The $30,000,000 mortgage loan (of which $15,000,000 is recourse to the Trust) has a term of four years and bears interest at the lender's prime rate plus 1/4% with the option to fix the interest rate. In July 1994 the Trust fixed the interest rate on the outstanding borrowings at 7.6% for a period of one year.

Effective February 1, 1994 a wholly owned subsidiary of the Trust acquired its lessee's interest in 6110 Executive Boulevard subject to a $6,478,000 non-recourse first mortgage loan. In November 1993, the Trust refinanced the $8,600,000 first mortgage on the Park Place office building located in Clayton, Missouri, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%.

The Trust issued $40,000,000 of 9 3/4% Convertible Subordinated Debentures in May 1983, maturing May 15, 2008, and $40,000,000 of 10% Convertible Subordinated Debentures in December 1984, maturing December 15, 2009. As of July 31, 1994, $2,546,000 and $30,823,000 of the 9 3/4% and 10%
Debentures, respectively, were outstanding. The Debentures are subordinated to all debt of the Trust and are convertible into Common Shares at conversion prices of $19.00 and $21.70 per share, respectively. Conversion of all Debentures outstanding at July 31, 1994 would add an additional 1,554,415 Common Shares. Due to conversions in prior years, sinking fund payments on the 10% Debentures will commence in fiscal 1999, with a payment of $823,000. There are no sinking fund requirements on the 9 3/4% Debentures due to conversions in prior years.

For the years ended July 31, 1994, 1993 and 1992, cash paid for interest on all of the Trust's debt was $6,961,000, $5,579,000 and $7,430,000, respectively, net of capitalized interest of $858,000, $1,311,000 and $177,000, respectively.

The fair values of the Trust's mortgage notes payable and Convertible Subordinated Debentures at July 31, 1994 are $42,759,000 and $29,943,000, respectively. The fair values were estimated using discounted cash flow analyses on the mortgage notes and quoted market prices on the convertible subordinated debentures. The obligations are assumed to be held to maturity.


NOTE 4.  RENTS UNDER OPERATING LEASES

All space leases at the Owned Properties held directly by the Trust are classified as operating leases. Minimum future base rents to be received from leases in effect at July 31, 1994 are as follows:

Year ending July 31,
- - - -------------------------------------------------------------------------
          1995                                   $12,069,000
          1996                                    10,647,000
          1997                                     8,832,000
          1998                                     6,899,000
          1999                                     5,208,000
          2000 and thereafter                     27,920,000
                                                  ----------
          Total                                  $71,575,000
                                                 ===========


The minimum future base rents do not include contingent rentals, such as tenant reimbursements which are received under certain leases based upon property operating costs, or percentage rents which are based on the level of a tenant's sales.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  RENTAL EXPENSE

The Trust leases office space under an operating lease which expires on May 31, 1997, although the Trust and the landlord each have the option to cancel the lease as of May 31, 1996 by giving six months, prior notice. Rental expense under this lease was $128,000 in 1994 and $111,000 in 1993. There was no rental expense in fiscal 1992. Future minimum rental payments will be $134,750, $147,000 and $122,500 for fiscal years 1995, 1996 and
1997, respectively.


NOTE 6.  ADVISORY SERVICES

Prior to August 1, 1992, services related to investment matters and day-to-day administration were provided to the Trust by Property Capital Advisors, Inc. (the "Advisor"). The contract provided that the Advisor receive a base advisory fee equal to 15% of the first $15,000,000 of the Trust's income before gains/losses on real estate investments and before the advisory fee and depreciation; 12 1/2% of the next $10,000,000; and 10% thereafter. The contract also provided for an incentive fee equal to 10% of net realized gains, reduced by any current or previously recognized losses (or provisions for possible losses) on real estate investments for which the incentive fee was not previously reduced. The contract also provided that the Trust's share of fees paid to PCA Institutional Advisors ("PCAIA") (an affiliate of the Advisor), the manager of the Investment Partnerships, were to be offset against advisory fees payable to the Advisor. The Advisory Contract was not renewed when it expired on July 31, 1992. Effective August 1, 1992 the Trust commenced management of its affairs through an internal staff.

In connection with the internalization of management, the Trust entered into an agreement with PCAIA pursuant to which the Trust assumed responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and the five Investment Partnerships. The Trust receives annually the first $150,000 of amounts payable pursuant to the Advisory Agreements as compensation for providing such services, which amount generally corresponds to the additional expenses incurred by the Trust in performance of such tasks, plus 50% of additional amounts payable pursuant to the Advisory Agreements, which aggregated $140,000 and $119,000 in fiscal 1994 and 1993, respectively. PCAIA receives the remaining 50% of such payments in excess of $150,000. Excluded from the foregoing arrangement is the termination fee payable pursuant to the PCA Crossroads Associates, Ltd. ("Crossroads") advisory agreement, which fee will be payable solely to PCAIA.

Commencing on August 1, 1997, the Trust may terminate the foregoing agreement and thereafter receive 100% of all payments under the Advisory Agreements (other than the termination fee payable pursuant to the Crossroads advisory agreement) by paying PCAIA three times PCAIA's share of the average of the annual payments, the "Buy-Out Amount," that it received under such sharing arrangement during the two prior fiscal years, calculated without reference to payments attributable to properties sold or otherwise disposed of during such fiscal years. The Buy-Out Amount is payable to PCAIA in three annual installments, in arrears, with interest accruing on the unpaid principal amount of such payment at the prime rate of the Trust's primary bank lender. The Buy-Out Amount is reduced in the event that properties are sold or otherwise disposed of during the three years over which such amount is payable.


NOTE 7.  RELATED PARTY TRANSACTIONS

During fiscal 1994, 1993 and 1992, the Trust incurred legal fees in the amount of $346,000, $347,000 and $229,000, respectively (exclusive of additional amounts paid by the Trust's lessees and borrowers, if any), from the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter
F. Leinhardt, Secretary and Trustee of the Trust, is a partner. Not included in the above amount is the Trust's share of legal fees incurred by the Investment Partnerships in the amount of $46,000, $66,000 and $14,000 for fiscal 1994, 1993 and 1992, respectively.

During fiscal 1993, the Trust purchased for approximately $85,000 certain personal property from the Trust's former Advisor used in the conduct of
the Trust's business.   Also during fiscal 1993, an affiliate of the Trust
paid approximately $68,000 to Boston Properties, Inc. of which Edward H. Linde, a Trustee of the Trust, is the President, for certain consulting services provided by an employee of Boston Properties, Inc. in connection with the redevelopment of one of the Trust's Owned Properties held directly by the Trust.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.  ANTICIPATED CAPITAL EXPENDITURES

Amounts aggregating approximately $7,000,000 may be required during fiscal 1995 for the Trust's Owned Properties held directly by the Trust.
Additionally, the Trust's share of capital expenditures which may be required by the Investment Partnerships during 1995 is approximately $1,270,000.


                                    Owned Properties                        Owned Properties
                               Held Directly by the Trust             Held In Investment Partnerships
                              ----------------------------           --------------------------------
                               Under                 All                Under                  All
                               Redevelopment         Other              Redevelopment          Other
- - - -----------------------------------------------------------------------------------------------------
Tenant Improvements
  & Leasing Commissions        $4,125,000        $1,454,000              $ -             $   620,000
       Other Capital              200,000         1,221,000                -                 650,000
                               ----------        ----------              ------           ----------

                               $4,325,000        $2,675,000             $   -             $1,270,000
                               ==========        ==========             ========          ==========


NOTE 9.  SHAREHOLDERS' EQUITY

Stock Option Plan

At the Trust's November 20, 1992 Annual Meeting of Shareholders, the
Shareholders of the Trust adopted the Property Capital Trust 1992 Stock
Option Plan (the "Plan") for key employees of the Trust and its subsidiaries pursuant to which options for 250,000 shares may be granted to purchase Common Shares for a purchase price equal to, at a minimum, the fair market value of the shares on the date of grant, subject to certain adjustments.

The Compensation Committee of the Board of Trustees administers the Plan and is responsible for selecting the individuals eligible to receive options and for determining the number of options to be granted to such individuals and for determining the purchase price of the shares.

Under the plan 20% of the options become exercisable on each anniversary date over a five year period. The options are subject to termination under certain circumstances.

       Options outstanding August 1, 1992                            -
       Options granted on January 8, 1993 @ $3.75 per share      107,750
       Options exercised                                              -
       Options canceled                                           (3,250)
                                                                 --------

       Options outstanding July 31, 1993                         104,500

       Options granted on January 6, 1994 @ $6.375 per share      68,850
       Options exercised ($3.75 per share)                        (2,000)
                                                                 --------

       Options outstanding July 31, 1994                          171,350
                                                                 ========

       Options exercisable July 31, 1994                           18,900
                                                                  =======

       Options available for future grant                          76,650
                                                                  =======





PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.  SHAREHOLDERS' EQUITY (continued)

Shareholder Rights Plan

On September 28, 1990 (the "Declaration Date"), the Trustees adopted a
Shareholder Rights Plan (the "Plan") and, in connection therewith, declared a dividend distribution of one right for each of the Trust's outstanding
Common Shares to shareholders of record at the close of business on October
12, 1990. Each right entitles the holder thereof, upon the occurrence of certain events making such rights exercisable, to exercise the right to buy one Common Share at a purchase price of $27.00. The rights become exercisable (i) 10 business days following the announcement that a person or group of persons has acquired or obtained the right to acquire 9.8% or more of the Common Shares (with certain exceptions for persons who were shareholders on the Declaration Date) or (ii) upon the closing of a tender offer resulting in ownership of 9.8% or more of the Common Shares (any person acquiring in excess of 9.8% of the Common Shares being an "Acquiror"). On the twenty-first business day after the acquisition of 9.8% or more of the Common Shares by an Acquiror, or upon the closing of a tender offer for 9.8% or more of the Common Shares by an Acquiror, each right will entitle its holder to purchase, at the right's exercise price, that number of Common Shares having a market value at that time of twice the right's exercise price. Each right will also become exercisable to purchase Common Shares at a 50% discount in the event that an Acquiror engages in self-dealing transactions with the Trust. If, at any time after the rights become exercisable, the Trust is involved in a merger or other business combination in which the Trust is not the surviving entity, each right will entitle its holder to purchase, at the right's exercise price, that number of shares of the acquiring company's common stock having a market value at that time of twice the right's exercise price. The rights will expire on the earlier of (i) September 28, 2000 or (ii) their redemption by the Trustees at any time prior to the date that they become exercisable, as described above, at a price of $.01 per right.


NOTE 10.  DIVIDENDS

The Trust pays dividends approximately 55 days following each fiscal quarter, equal to at least 100% of income before gains (losses) on real estate investments.

                                      Years Ended July 31,
               --------------------------------------------------------------
                           1994               1993               1992
- - - -----------------------------------------------------------------------------
Dividends declared         $.30               $.28               $.28

On August 26, 1994, the Trustees declared a dividend of $.09 per share, payable on September 23, 1994 to shareholders of record on September 12, 1994 and which dividend is included in the above table.

In order to qualify as a real estate investment trust, Property Capital Trust must distribute substantially all of its taxable income to shareholders not later than twelve months following the end of its fiscal year.




PROPERTY CAPITAL TRUST
CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)


                                                                               Quarters Ended
                                                          --------------------------------------------------------------
                                                          October 31,       January 31,       April 30,        July 31,
- - - ------------------------------------------------------------------------------------------------------------------------
Fiscal 1994
Revenues                                                   $4,859,000       $4,981,000       $5,898,000       $5,885,000
Expenses                                                    4,380,000        4,535,000        5,620,000        5,509,000
                                                            ---------        ---------        ---------        ---------
Income before Gain on Real Estate Investments                 479,000          446,000          278,000          376,000
                                                            ---------        ---------        ---------        ---------
Gain on Real Estate Investments
   Gain on Sale of Real Estate Investments                         -           100,000        2,410,000               -
   Provision for Possible Investment Losses                        -                -                -                -
                                                            ---------        ---------        ---------        ---------
                                                                   -           100,000        2,410,000               -
                                                            ---------        ---------        ---------        ---------
Net Income                                                   $479,000         $546,000       $2,688,000         $376,000
                                                            =========        =========       ==========        =========

Net Income per Share

Income before Gain on Real Estate Investments                   $0.05            $0.05            $0.03            $0.04

Gain on Real Estate Investments
   Gain on Sale of Real Estate Investments                          -             0.01             0.27               -
   Provision for Possible Investment Losses                         -                -                -               -
                                                              --------          ------        ----------       ----------
                                                                    -             0.01             0.27               -
                                                              --------          ------        ----------       ----------
Net Income per Share                                            $0.05            $0.06            $0.30            $0.04
                                                              ========          ======         =========       ==========

Fiscal 1993
Revenues                                                   $3,787,000       $3,949,000       $4,201,000       $4,598,000
Expenses                                                    3,407,000        3,563,000        3,742,000        4,153,000
                                                           ----------        ---------        ---------        ---------
Income before Gain (Loss) on Real Estate Investmen            380,000          386,000          459,000          445,000
                                                           ----------        ---------        ---------        ---------
Gain (Loss) on Real Estate Investments
   Gain on Sale of Real Estate Investments                  7,700,000              -                -                -
   Provision for Possible Investment Losses                         -      (10,000,000)             -                -
                                                           ----------       ----------        ----------       ----------
                                                            7,700,000      (10,000,000)             -                -
                                                           ----------       ----------        -----------      ----------

Net Income (Loss)                                          $8,080,000      ($9,614,000)       $  459,000      $   445,000
                                                           ==========      ===========         =========        =========

Net Income (Loss) per Share

Income before Gain (Loss) on Real Estate Investments            $0.04            $0.04            $0.05            $0.05

Gain (Loss) on Real Estate Investments
   Gain on Sale of Real Estate Investments                       0.85                -                -               -
   Provision for Possible Investment Losses                         -            (1.11)               -               -
                                                                -----           -------            -----            -----
                                                                 0.85            (1.11)               -               -
                                                                -----           -------            -----            -----
Net Income (Loss) per Share                                     $0.89           ($1.07)           $0.05            $0.05
                                                               ======           =======           ======           ======

Note: During the third quarter of fiscal 1994, the Trust adopted a change in accounting method to the equity method for Investment
           Partnerships and accordingly all prior quarters have been restated.



                            Page 39

PROPERTY CAPITAL TRUST
SCHEDULE VIII



ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES


                                            Years Ended July 31,
                                   1994              1993               1992

Balance at beginning of year    $20,129,000        $25,000,000     $15,000,000
Additions during year                  -            10,000,000      17,000,000
Property write-downs             (2,716,000)       (14,871,000)     (7,000,000)
                                ------------        ----------      ----------
Balance at end of year           $17,413,000       $20,129,000     $25,000,000
                                ============       ===========     ===========

Allowance as a % of total Real Estate Investments
  (before allowance for possible investment losses)
                                      9.1  %            10.3 %        12.9  %
                                      ======            ======        =======

The allowance for possible investment losses represents the excess of the carrying value of individual real estate investments over their estimated net realizable value. Based upon a review and evaluation of each real estate investment in the Trust's portfolio, management believes the allowance was adequate at July 31, 1994.

PROPERTY CAPITAL TRUST
SCHEDULE XI
July 31, 1994
(thousands of dollars)


Land Leasebacks Held Directly by the Trust
                                                                          Third Party Senior      Amount of
                                                                             Indebtedness        Trust's Land
                                                 Rentable     Date of   Balance   Interest Rate/  Investment
Type and Name of Property      Location           Space    Investment at 7/31/94  Maturity      at 7/31/94(a)
- - - ----------------------------------------------------------------------------------------------------------------

Apartments
Sandpiper Cove                 Boynton Beach, F    416 units  Apr-89   $16,834     9.25%/1999       $5,400
Elm Creek                      Elmhurst, IL        372 units  Nov-88    21,271     9.50%/1997        2,230 (b)
Bluffs II                      San Diego, CA       224 units  Jun-73     1,742     8.38%/2004          825
Northbrook                     San Bernardino,     190 units  May-74         -              -          400
Yorkshire                      Midwest City, OK    111 units  Nov-71         -                         135
                                                 -----------           -------                       ------
                                                 1,313 units            39,847                       8,990
                                                 ===========           -------                       ------
Shopping Centers
Roseburg Valley Mall           Roseburg, OR    237,000 sq.ft. Sep-82     6,933     9.25%/2015        1,800 (b)
Lakeside Center                Burbank, CA      66,000 sq.ft. Mar-73       273     8.00%/1998          350
                                               -------------            ------                       -----
                                               303,000 sq.ft.            7,206                       2,150
                                               =============            ------                       -----
Hotels
Cincinnati Marriott Inn        Cincinnati, OH      350 rooms  Feb-84    10,741    9.75%/2001         2,000 (b)
Grosvenor Airport Inn  South San Francisco, CA     206 rooms  Mar-82     1,529    10.00%/1995        2,000 (b)
City Centre Holiday Inn        Chicago, IL         500 rooms  Mar-77    10,553     9.13%/1997        2,000
                                               -------------            ------                      ------
                                                 1,056 rooms            22,823                       6,000
                                               =============            ------                      ------
                                                                       $69,876                     $17,140 (f)
                                                                       =======                     ========



(continued)


            Rent and   Base Rental  Overage
            Overage     Income       Income
   Base     Receivable   Y/E          Y/E
 Land Rent  at 7/31/94  7/31/94      7/31/94
- - - -------------------------------------------

 [C]           [C]       [C]        [C]

   6.30%(c)      $0        $340        $35
   8.50%(d)       0         190         80
  10.00%         35          83        133
  10.50%         15          42         48
  11.00%          2          17         32
                 --         ---        ---
                 52         672        328
                ---         ---        ---

  12.00%          0         216          0
  10.00%         14          35        123
                ---        ----       ----
                 14         251        123
                ---        ----       ----

  12.00%          0         140          0
   4.00%(e)       0          80          0
  11.00%        100         220      1,248
                ---         ---      -----
                100         440      1,248
                ---         ---      -----
               $166      $1,363(g)  $1,699 (h)
               ====      =======    ======


For information on Land Leasebacks Held in Investment Partnerships see
Exhibit A.

PROPERTY CAPITAL TRUST
SCHEDULE XI (continued)
July 31, 1994
(thousands of dollars)



Owned Properties Held Directly by the Trust

                                                                                                     Third Party Senior
                                                                                                        Indebtedness
Type and  Name                                                    Rentable         Date of       Balance     Interest Rate/
of Property                                 Location               Space       Acquisition (i)  at 7/31/94     Maturity
- - - -------------------------------------------------------------------------------------------------------------------------------

Office Buildings
One Park West                               Chevy Chase, MD         128,500 sq.ft     Mar-93       $10,052   9.50%/2000
Park Place                                  Clayton, MO              72,000 sq.ft     Jan-91         8,600   5.65%/2008
6110 Executive Blvd                         Rockville, MD           197,000 sq.ft     Feb-94         6,458   9.625%/1995
Citibank Office Plaza                       Oak Brook, IL           100,400 sq.ft     Feb-89             -        -
Citibank Office Plaza                       Schaumburg, IL          105,400 sq.ft     Feb-89             -        -

                                                                    603,300 sq.ft.                  25,110


Shopping Centers
Loehmann's Fashion Island                   Aventura, FL            280,000 sq.ft     May-89        18,000   7.60%/1998

                                                                                                   $43,110



For information on Owned Properties Held in Investment Partnerships see Exhibit A


 (continued)

  Amount of Trust's Investment    Costs
     at Date of Acquisition     Capitalized   Gross Amount of Trust's Investment                         Net
             Buildings and      Subsequent                 Buildings and              Accumulated    Investment
   Land      Improvements      to Acquistion  Land (a)  Improvements     Total        Depreciation   at 7/31/94
- - - -----------------------------------------------------------------------------------------------------------------


    $3,500       $14,942          $875        $3,500       $15,817       $19,317         $575       $18,742
     3,000         9,194         1,033         3,000        10,227        13,227        1,280        11,947
     2,500         9,473             0         2,500         9,473        11,973          111        11,862 (k)
     1,875        10,766         2,108         1,875        12,874        14,749        3,083        11,666
     1,275         9,001         2,509         1,275        11,510        12,785        2,635        10,150

    12,150        53,376         6,525        12,150        59,901        72,051        7,684        64,367



     4,800        17,546        21,957         9,706        34,597        44,303        2,696        41,607

   $16,950       $70,922       $28,482       $21,856       $94,498      $116,354 (    $10,380      $105,974






               Rental       Operating        Net
      Rent     Income       Expense       Operating
 Receivable      Y/E           Y/E        Income Y/E
  at 7/31/94   7/31/94       7/31/94        7/31/94
- - - --------------------------------------------------



     $60       $2,806        $1,004        $1,802
       3        1,585           641           944
      17        1,564           724           840
     318 (j)    1,809           782         1,027
     989 (j)    1,580         1,045           535

   1,387        9,344         4,196         5,148



     465 (j)    3,617         2,234         1,383

  $1,852      $12,961 (m)    $6,430 (n)    $6,531

PROPERTY CAPITAL TRUST
NOTES TO SCHEDULE XI




(a) This amount represents the cost of each land investment and the amount at which each investment is carried on the balance sheet at July 31, 1994. There are no differences between the cost of each land investment for financial reporting purposes and the cost of each land investment for federal income tax purposes, except as follows:

Name of Property                     Book Basis              Tax Basis
- - - ----------------------------------------------------------------------------

Cincinnati Marriott Inn              $2,000,000              $1,419,000
Citibank Office Plaza - Oak Brook     1,875,000                 781,000
Park Place                            3,000,000                 767,000
Loehmann's Fashion Island             9,706,000               5,535,000
Citibank Office Plaza - Schaumburg    1,275,000                 531,000

(b) The Trust also holds a leasehold mortgage on this property (see
Schedule XII).

(c) The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 6.3% until March 31, 1996, and 7.4% thereafter.

(d) The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 8.5% until March 31, 1996, and 10% thereafter.

(e) The base land rent rate was renegotiated, effective September 1, 1991, from a base payment rate of 13% to a base payment rate of the greater of 4.0% per annum or property cash flow. The unpaid amount (the difference between 13% and actual payments) is payable at maturity.

(f) Changes in land leasebacks held directly by the Trust are summarized below (thousands of dollars).


                                              Years Ended July 31,
                               ---------------------------------------------
                                  1994               1993              1992
- - - ----------------------------------------------------------------------------

Balance at beginning of year    $21,140           $32,940           $46,140
Sales                            (1,500)           (1,800)           (4,200)
Converted to Owned Properties
  held directly by the Trust     (2,500)           (3,500)           (9,000)
Property conveyed to first
  mortgage lender                   -              (6,500)              -
                                --------           -------            ------

Balance at end of year          $17,140           $21,140            $32,940
                                =======           =======            =======

(g) This total does not include rental income of $147,000 earned in fiscal 1994 from investments disposed of or converted to Owned Properties held directly by the Trust during the year.

(h) This total does not include overage income of $178,000 earned in fiscal 1994 from investments disposed of or converted to Owned Properties held directly by the Trust during the year.

(i) The Trust acquired the equity interests in these properties from its lessees. The date of the acquisition reflects the date on which the Trust converted its land leaseback/mortgage loan investment to an Owned Property held directly by the Trust.

PROPERTY CAPITAL TRUST
NOTES TO SCHEDULE XI (continued)




(j) Rent receivable includes rents accrued but not yet due under leases with stepped minimum rents which have been accounted for on a straight line basis for financial reporting purposes in the amount of $318,000, $980,000 and $126,000 for Citibank Office Plaza-Oakbrook, Citibank Office Plaza-Schaumburg and Loehmann's Fashion Island, respectively.

(k) In February 1994, the Trust acquired the equity interest of its lessee in 6110 Executive Boulevard, a 197,000 square foot office building in Rockville, Maryland.

(l) Changes in Owned Properties held directly by the Trust are summarized below (thousands of dollars).


                                     Years Ended July 31,
                                   1994              1993            1992

Balance at beginning of year    $109,372           $ 78,744        $75,233
Acquisitions and additions        15,490             21,187          3,511
Sales to third parties           (14,008)               -              -
Converted from mortgage loans
  held directly by the Trust       3,000             11,941            -
Converted from land leasebacks
  held directly by the Trust       2,500              3,500          9,000
Investments written down            -                (6,000) (o)    (7,000) (p)
Property conveyed to first
  mortgage lender                   -                    -          (2,000) (p)
                               ---------           --------        --------

Balance at end of year          $116,354           $109,372        $78,744
                              ==========          =========       =========


(m) This total does not include rental income earned in fiscal 1994 of $1,122,000 from Eagle apartments which was sold during the year.

(n) This total does not include operating expenses incurred in fiscal 1994 of $485,000 from Eagle apartments which was sold during the year.

(o) In March 1993, the Trust acquired the equity interest of its lessee in One Park West, a 128,500 square foot office building in Chevy Chase, Maryland. Upon acquisition, the Trust utilized a portion of its allowance for possible investment losses and wrote down this investment by $6,000,000.

(p) In April 1992, the Trust acquired the equity interest of its lessee in Commerce Centre, comprised of two buildings totaling 291,000 square feet in Des Plaines, Illinois. Upon acquisition, the Trust utilized a portion of its allowance for possible investment losses to write down this investment by $7,000,000. In July 1992, the Trust entered into an agreement with the first mortgage lender to convey the property to the lender for $100,000, at which time the Trust wrote off this investment.

PROPERTY CAPITAL TRUST
SCHEDULE XII
July 31, 1994
(thousands of dollars)



Mortgage Loans Held Directly by the Trust


                                                                           Base                     Periodic
                                                                          Interest                   Payment
Type and Name of Property                    Location      Type of Mort     Rate         Maturity     Terms

Apartments
Elm Creek                              Elmhurst, IL       First leasehold   8.50% (b)   11/01/18      (c)


Shopping Centers
Roseburg Valley Mall                   Roseburg, OR       First leasehold   12.00%      10/01/22      (d)


Hotels
Cincinnati Marriott Inn                Cincinnati, OH     First leasehold    5.65%(e)   03/01/14      (f)
Grosvenor Airport Inn               S. San Francisco, CA  First leasehold    4.00%(g)   04/01/22      (h)








(continued)


                                  Interest and    Interest      Overage
Amount of        Principal    Principal       Overage       Income       Income
 Trust's Loan    Payment at    Amount       Receivable       Y/E           Y/E
at 7/31/9(a)    Maturity    Delinquent     at 7/31/94     7/31/94      7/31/94

[C]            [C]           [C]            [C]         [C]          [C]

$7,540          $7,540        -             $53          $641           $0
 -------       --------      -------         -----      ------       --------


 2,185            -           -              22           263            0
 -------       ---------     --------        -----      ------       --------


 3,716            -           -              18           150            0
 2,000            -           -            -               80            0
 -------       ----------    ---------       ------     ------       --------

 5,716            -           -              18           230            0
 -------       ----------    ---------       ------     ------       --------

$15,441 (i)      $7,540          $0          $93        $1,134 (j)       $0 (k)
===========    ==========    ==========      ======     ========     ==========

PROPERTY CAPITAL TRUST
NOTES TO SCHEDULE XII




(a) The Trust also has land leaseback investments in these properties. First mortgage indebtedness and rentable space are shown with those investments (see Schedule XI).

(b) The base interest rate on this mortgage was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 8.5% until March 31, 1996, and 10% thereafter.

(c) Monthly payments of interest only, with the entire principal due at maturity. Commencing July 1, 1996 the loan may be prepaid without penalty.

(d) Monthly payments of interest and principal amortizing over a 28-year schedule. The loan may be prepaid at a premium of 104 1/2% through September 30, 1994. Thereafter the prepayment premium declines 1/2% a year annually.

(e) The base interest rate on this mortgage was renegotiated, effective April 1, 1994, from a cash flow basis to 5.65% interest only through March 31, 1997, 7% interest only through April 30, 1999 and payments of principal and interest (at 7%) thereafter. The loan may be prepaid at any time.

(f) Monthly payments of interest only until April 30, 1999. Commencing May 1, 1999 payments of principal and interest.

(g) The base interest rate on this mortgage was renegotiated, effective September 1, 1991, from the stated interest rate of 13% to the greater of 4.0% per annum or property cash flow. The unpaid amount (the difference between 13% and actual payments) is payable at maturity.

(h) Monthly payments of interest and, to the extent there is sufficient cash flow, principal. The loan is prepayable at any time without penalty.

(i) Changes in mortgage loans held directly by the Trust are summarized below (thousands of dollars).

                                          Years Ended July 31,
                          --------------------------------------------------
                                  1994               1993               1992
- - - ----------------------------------------------------------------------------

Balance at beginning of year     $21,925           $35,783           $42,458
New mortgage loans                  -                  587               851
Repayments                        (1,334)             (204)           (3,526)
Mortgage loans written down       (2,150)           (2,300)           (4,000)
Converted to Owned Properties
  held directly by the Trust      (3,000)          (11,941)               -
                                 --------          --------          --------

Balance at end of year           $15,441           $21,925            $35,783


(j) This amount does not include interest income in fiscal 1994 of $430,000 from investments disposed of during the year.

(k) This amount does not include overage income in fiscal 1994 of $34,000 from an investment disposed of during the year.

PROPERTY CAPITAL TRUST
EXHIBIT A
July 31, 1994
(thousands of dollars)




Land Leasebacks Held in Investment Partnerships

                                                                                          Third Party Senior
                                                                                          Indebtedness
                                                            Rentable         Date of       Balance      Interest Rate/
Type and Name of Property                   Location         Space          Investment    at 7/31/94     Maturity
- - - -----------------------------------------------------------------------------------------------------------------------

Apartments
Canyon View I                        (a)    San Ramon, CA      248 units      Jul-87       $12,000      9.07%/1994 (b)
Canyon View II                       (a)    San Ramon, CA      188 units      Jul-88             -               -
                                                               ---------                   -------
                                                               436 units                    12,000
                                                               =========                   -------

Shopping Centers
Crossroads Mall                      (c)    Boulder, CO    814,000 sq.ft(d)   Jan-83        37,190      9.25%/1996
                                                           ==============                  -------

                                                                                           $49,190
                                                                                          ========


(continued)


Investment                 Rent and     Rental      Overage        %
Partnership's              Overage      Income      Income       Owned
Investment      Base       Receivable    Y/E          Y/E        by the
at 7/31/94    Land Rent    at 7/31/94  7/31/94      7/31/94      Trust
- - - ------------------------------------------------------------------------

    [C]         [C]         [C]         [C]        [C]           [C]

     $611        11.00%          -         $67           -        23.81%
      473        11.00%          -          52           -        23.81%
    -----                  -----------   -----     --------
    1,084                        -         119           -
    -----                  -----------   -----     --------


    8,000        12.00%        $22         961        $339        25.00%
    -----                  -----------   -----     --------

   $9,084 (e)                  $22      $1,080        $339
   ======                  ===========  ======     ========

PROPERTY CAPITAL TRUST
EXHIBIT A (continued)
July 31, 1994
(thousands of dollars)



Owned Properties Held in Investment Partnerships




                                                                                     Rentable
Type and Name of Property                          Location                            Space
- - - --------------------------------------------------------------------------------------------------------------------
Office Buildings
Financial Plaza                                    Overland Park, KS                     303,400 sq.ft.         (g)
College Hills 8                                    Overland Park, KS                      50,900 sq.ft.         (g)
College Hills 3                                    Overland Park, KS                      37,700 sq.ft.         (g)
                                                                                          -------------
                                                                                         392,000 sq.ft.
                                                                                         ==============



Shopping Centers
Plaza West Retail Center                           Overland Park, KS                      98,400 sq.ft.         (g)
                                                                                          =============

Apartments
Telegraph Hill                                     Houston, TX                             1,180 units          (h)
St. Charles                                        Houston, TX                               780 units          (h)
Chimney Rock                                       Houston, TX                               714 units          (h)
Boardwalk                                          Houston, TX                               174 units          (h)
Braes Hill                                         Houston, TX                               152 units          (h)
                                                                                           -----------
                                                                                           3,000 units
                                                                                           ============

(continued)





                                                   Investment
                Third Party Senior               Partnership's Investment             Costs
                 Indebtedness                    at Date of Acquisition            Capitalized
   Date of          Balance     Interest Rate/                   Buildings and     Subsequent
 Acquisition (f)  at 7/31/94       Maturity           Land       Improvements     to Acquistion
- - - -------------------------------------------------------------------------------------------------

       May-89                -               -           $4,933         $25,446          $7,003
       May-89                -               -              448           3,306           1,352
       May-89                -               -              807           1,310             550
                           -------      ----------       ------         -------          ------
                              -               -            6,188          30,062           8,905
                           =======      ==========       =======        ========         =======




       May-89                -               -            3,409           9,153           4,144
                           -------      -----------      ------         -------          ------


       Mar-94              $13,295             (i)        1,600          14,881             (10)
       Mar-94                9,266             (i)        1,510          12,107               9
       Mar-94                   -               -         1,030           9,191              20
       Mar-94                3,343      9.00%/1998          510           4,192              10
       Mar-94                    -               -          250           1,785               4
                           -------                        -----          -------           -----
                            25,904                        4,900          42,156              33
                           -------                        ------         -------          ------
                           $25,904                      $14,497         $81,371         $13,082
                            =======                      ======         =======          ======


(continued)



                                                                     Investment
 Gross Amount of                                                    Partnership's   Investment Partnership's
 Investment Partnership's Investment                                     Net             Rent           Rental
                   Buildings and                   Accumulated       Investment       Receivable        Income
      Land         Improvements        Total       Depreciation      at 7/31/94       at 7/31/94      Y/E 7/31/94
- - - --------------------------------------------------------------------------------------------------------------------

         $5,500      $31,882         $37,382           $5,828         $31,554              $76          $5,170
            500        4,606           5,106            1,034           4,072                3             661
            900        1,767           2,667              329           2,338               26             580
         ------      -------         -------           ------         -------             ----         -------
           6,900       38,255          45,155            7,191          37,964              105           6,411
         =======     ========        ========          =======        ========            =====        ========




          4,109       12,597          16,706            2,190          14,516               62           1,501
         ------      -------         -------           ------         -------             -----        -------


          1,600       14,871          16,471              180          16,291               15           1,058
          1,510       12,116          13,626              147          13,479                4             710
          1,030        9,211          10,241              112          10,129                0             854
            510        4,202           4,712               51           4,661                0             270
            250        1,789           2,039               21           2,018                0             164
          -----      -------         --------           ------        -------              ----         -------
          4,900       42,189          47,089              511          46,578               19           3,056
          ------      -------         -------           ------         -------             -----        -------
        $15,909      $93,041        $108,950 (j        $9,892         $99,058             $186         $10,968
         ======      =======         =======           ======         =======             =====        =======



(continued)






                                       %
   Operating     Net Operating       Owned
    Expense         Income          by the
  Y/E 7/31/94     Y/E 7/31/94        Trust
- - - --------------------------------------------
   [C]             [C]              [C]

    $2,369          $2,801           53.3%
       343             318           53.3%
       265             315           53.3%
    -------         ------
      2,977           3,434
    ========        =======




       737             764           53.3%
    -------         -------


       575             483           45.5%
       465             245           45.5%
       556             298           45.5%
       135             135           45.5%
        93              71           45.5%
    -------         --------
     1,824           1,232
     -------         -------
    $5,538          $5,430
    =======         =======

PROPERTY CAPITAL TRUST
NOTES TO EXHIBIT A




(a) These investments are held by PCA Canyon View Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 23.81% interest and other institutional investors as the limited partners.The Partnership also has mortgage loan investments in these properties (see Exhibit B).

(b) This third party first mortgage has matured but has not been repaid. The first mortgagee has commenced foreclosure on this property.

(c) This investment is held by PCA Crossroads Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 25% interest and other institutional investors as the limited partners.

(d) Includes 231,000 square feet which are not part of the Partnership's security.

(e) Changes in land leasebacks held in Investment Partnerships are summarized below (thousands of dollars).

                                                  Years Ended July 31,
                                -----------------------------------------------
                                     1994             1993            1992

Balance at beginning of year       $13,984           $13,984          $13,984
Converted to Owned Properties
  held in Investment Partnerships   (4,900)             -                -
                                   --------          -------          -------

Balance at end of year             $ 9,084           $13,984          $13,984
                                   -------           -------          -------


(f) The Partnerships acquired the equity interests in these properties from their lessees. The date of the acquisition reflects the date on which each Partnership converted its land leaseback/mortgage loan investment to an Owned Property held in an Investment Partnership.

(g) These investment are held by Property Capital Midwest Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 53.3% interest and other institutional investors as the limited partners.

(h) These investments are held by PCA Southwest Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 45.45% interest and other institutional investors as the limited partners.

(i) Certain of the apartment complexes held by PCA Southwest Associates, L.P. are encumbered by third party senior indebtedness as follows.

                           Principal       Interest
                            Balance          Rate           Maturity

Telegraph Hill A          $ 2,677,000       8.25%             1997 *
Telegraph Hill B            2,492,000       8.50%             1998
Telegraph Hill C            1,998,000       7.50%             1998
Telegraph Hill D            2,011,000       7.50%             1998
Telegraph Hill E            1,932,000       8.75%             1998
Telegraph Hill F            1,932,000       8.75%             1998
Telegraph Hill E&F
  Note B                      253,000       8.00%             1998
                            ---------

                          $13,295,000
                          ===========

PROPERTY CAPITAL TRUST
NOTES TO EXHIBIT A (continued)


(i) (continued)

                        Principal            Interest
                         Balance               Rate           Maturity

St. Charles A          $ 3,053,000            8.25%             1997 *
St. Charles B            3,035,000            7.50%             1998
St. Charles C            3,178,000            8.50%             1998
                       -----------
                       $ 9,266,000
                       ===========


*The loans originally matured in 1994. The lender and the Partnership have agreed to an extension on terms described above. The documentation for the extension is currently in negotiation.

(j) Changes in Owned Properties held in Investment Partnerships are summarized below (thousands of dollars).

                                           Years Ended July 31,
                                      1994        1993         1992

Balance at beginning of year         $59,148     $57,322      $56,611
Acquisitions and additions            27,802       1,826          711
Converted from mortgage loans
  held in Investment Partnerships     17,100        -            -
Converted from land leasebacks
  held in Investment Partnerships      4,900        -            -
                                     -------     -------      --------

Balance at end of year              $108,950     $59,148      $57,322
                                    ========     =======      =======

PROPERTY CAPITAL TRUST
EXHIBIT B
July 31, 1994
(thousands of dollars)



Mortgage Loans Held in Investment Partnerships


                                                               Base                PeriodiThird Party  Partnership's Principal
                                                              Interest             Payment  Senior       Loan        Payment at
Type and Name of Property         Location   Type of Mortgage   Rate      Maturity  Terms  Indebtedness  at 7/31/94   Maturity

Apartments
Canyon View I                 San Ramon, CA  (a) Sub-leasehold  11.0%    07/01/20   (b)       -     (k)  $2,927 (d)     -
Canyon View II                San Ramon, CA  (a) Sub-leasehold  11.0%    07/31/21   (c)       -          10,275 (d)     -
                                                                                            -----------  ---------    --------

                                                                                              -          13,202         -
                                                                                            -----------  ---------    --------

Hotels
Lisle Hilton Inn                  Lisle, IL  (e) First fee      8.0% (f) 03/31/97   (g)       -          21,576 (h)   $21,576
                                                                                            -----------  ----------   ---------
                                                                                                 $0     $34,778 (i)   $21,576
                                                                                            =========== ===========   =========

(continued)


             Investment Partnership's
           Interest and Interest  Overage     %
Principal    Overage     Income   Income    Owned
 Amount     Receivable    Y/E      Y/E      by the
 Delinquent  at 7/31/94  7/31/94  7/31/94    Trust

 [C]            [C]     [C]        [C]     [C]

  $2,927          $5      $205     -       23.81%
  10,275          14       612     -       23.81%
  -------       ------    -----    ----

  13,202          19       817     -
  -------       ------    -----    ----


    -            144     1,618     -       41.67%
  -------       ------  ------     ----
 $13,202        $163    $2,435(j)    $0
 ========       ======  ======     ====

PROPERTY CAPITAL TRUST
NOTES TO EXHIBIT B




(a) The Partnership that holds this mortgage loan also has a land leaseback investment in this property. The first mortgage indebtedness and rentable space are shown with that investment (see Exhibit A).

(b) Amortizing on a 26-year schedule. The loan may be prepaid without penalty commencing July 1, 1997. The loan is in default and has been accelerated by the Investment Partnership.

(c) Amortizing on a 27-year schedule. Interest up to 2% may be deferred for any year in which cash flow is insufficient to fully pay interest at 11% annum ($493,397 has been deferred and added to the investment as of July 31, 1994). The loan may be prepaid without penalty commending August 1, 1998. The loan is in default and has been accelerated by the Investment Partnership.

(d) These loans are held by PCA Canyon View Associates, L.P. a partnership in which the Trust participates as the sole general partner with a 23.81% interest and other institutional investors as the limited partners.

(e) The hotel has 313 rooms.

(f) A modification of the loan terms was negotiated in May 1991 and was executed in September 1991. This modification calls for interest to be paid, commencing January 1, 1991, on the original principal plus all accrued and unpaid interest through December 31, 1990, at a stated annual interest rate of 7% through December 31, 1993; 8% through December 31, 1995; and 9% through the extended maturity date of March 1997. In addition, the borrower is required to pay participation interest to the extent room and food and beverage revenues exceed base amounts.

(g) Monthly payments of interest only, with the entire principal due at maturity. Maturity has been extended from December 1993 to March 1997. The loan may be prepaid without penalty at any time.

(h) This loan is held by the Trust and a group of institutional investors through a loan participation agreement. The Trust is the lead participant with a 41.67% interest.

(i) Changes in mortgage loans held in Investment Partnerships are summarized below (thousands of dollars).


                                     Years Ended July 31,
                         ----------------------------------------------------
                                  1994               1993               1992
- - - -----------------------------------------------------------------------------

Balance at beginning of year    $51,952            $52,018           $51,106
New mortgage loans                 -                  -                1,077
Repayments                          (74)               (66)             (165)
Converted to Owned Properties
  held directly by the Trust    (17,100)              -                 -
                                --------           --------          --------

Balance at end of year          $34,778             $51,952          $52,018
                                =======            ========          ========


(j) This amount does not include income in fiscal 1994 of $710,000 from investments converted to Owned Properties held in an Investment Partnership during the year.

(k) See Exhibit A for the information on the first mortgage indebtedness on this property.

                         ANNUAL REPORT ON FORM 10-K
                            ITEM 8 and ITEM 14(d)




           FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                        Year Ended December 31, 1993




                    PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                            Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS





To the Partners
Property Capital Midwest Associates, L.P.



We have audited the accompanying balance sheets of Property Capital Midwest Associates, L.P. as of December 31, 1993 and 1992, and the related statements of operations, cash flows and partners' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Capital Midwest Associates, L.P. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                          ERNST & YOUNG LLP


Boston, Massachusetts
March 4, 1994

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
BALANCE  SHEET




                                                           December 31,
                                                   --------------------------
                                                      1993            1992

Assets
Real estate investments, (net of accumulated
    depreciation   of $8,040,635 and
    $5,800,937, respectively)                    $52,558,883     $52,531,171

Cash and cash equivalents                            604,707         454,904

Rent receivable, (net of allowance for
    doubtful accounts of $138,000 and
    $595,827, respectively)                          383,000         521,669

Prepaid insurance                                     26,086          22,077

Other assets                                           4,852          20,282
                                                 -----------     -----------

                                                 $53,577,528     $53,550,103
                                                 ===========     ===========

Liabilities  and  Partners'  Equity
Real estate taxes payable                           $620,375        $626,802

Accounts payable and accrued expenses                216,776         352,500

Prepaid rent                                         192,826         178,851

Security deposits                                    184,851         199,939
                                                   ---------       ---------

                                                   1,214,828       1,358,092
                                                   ---------       ---------

Partners' Equity

    Capital contributions                         55,491,695      55,491,695
    Undistributed net income                      (3,128,995)     (3,299,684)
                                                  ----------      ----------

    Total Partners' Equity                        52,362,700      52,192,011
                                                 -----------      ----------

                                                 $53,577,528     $53,550,103
                                                 ===========     ===========


                          See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  OPERATIONS



                                                                         For the Years Ended December 31,
                                                             -------------------------------------------------------
                                                               1993                  1992                  1991
- - - --------------------------------------------------------------------------------------------------------------------
Revenues
Rental income                                                 $7,477,067            $7,138,460            $6,667,146
Short-term interest income                                        19,008                15,427                33,384
                                                              ----------            ----------            ----------

                                                               7,496,075             7,153,887             6,700,530
                                                              ----------            ----------            ----------
Property  Expenses
Depreciation                                                   2,239,698             2,024,940             1,805,310
Real estate taxes                                              1,310,222             1,279,834             1,253,109
Utilities                                                        973,469               978,747               830,509
Repairs and maintenance                                          408,216               440,859               374,013
Management                                                       334,535               303,740               257,774
Cleaning                                                         280,337               279,040               236,727
Roads & grounds                                                  158,938               116,176                98,475
Other                                                            131,598                20,759                18,309
Security                                                          62,483                93,799                79,553
Insurance                                                         44,468                41,983                35,528
                                                              ----------             ---------            ----------

                                                               5,943,964             5,579,877             4,989,307
                                                              ----------             ---------            ----------

Partnership  Expenses
Advisory fee                                                      99,488               167,278               132,629
Administrative expense                                            53,801                59,827                75,169
                                                              ----------             ---------            ----------

                                                                 153,289               227,105               207,798
                                                              ----------             ---------            ----------

Net  Income                                                   $1,398,822            $1,346,905            $1,503,425
                                                              ==========            ==========            ==========





                      See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  CASH  FLOWS




                                                                    For the Years Ended December 31,
                                                              ------------------------------------------------
                                                                1993              1992              1991
- - - --------------------------------------------------------------------------------------------------------------
Cash  Flow  From  Operating  Activities
Net income                                                     $1,398,822        $1,346,905        $1,503,425
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                                2,239,698         2,024,940         1,805,310
    Changes in assets and liabilities
     Decrease in rent receivable, net                             138,669           164,683           180,335
     Decrease (increase) in prepaid insurance                      (4,009)           (1,367)            3,459
     Decrease (increase) in other assets                           15,430           (15,059)           (5,223)
     (Decrease) increase in real estate taxes payable              (6,427)           17,683           (44,244)
     (Decrease) increase in accounts payable and accrued         (135,724)           94,444           (74,674)
       expenses
     Increase (decrease) in prepaid rent                           13,975           (42,686)          120,005
     (Decrease) increase in security deposits                     (15,088)            7,942           (29,623)
                                                               -----------        ----------       -----------

Net Cash Provided by Operating Activities                       3,645,346         3,597,485         3,458,770
                                                               -----------       ----------        -----------

Cash  Flow  From  Investing  Activities

Capital expenditures                                           (2,267,410)       (1,254,704)       (1,060,405)
                                                               -----------       -----------       -----------

Net Cash Used in Investing Activities                          (2,267,410)       (1,254,704)       (1,060,405)
                                                               -----------       -----------       -----------

Cash  Flow  From  Financing  Activities

Distributions to partners                                      (1,228,133)       (2,554,886)       (2,731,000)
Partners' capital contributions                                    -                 -                500,000
                                                               -----------       -----------       -----------

Net Cash Used in Financing Activities                          (1,228,133)       (2,554,886)       (2,231,000)
                                                               -----------       -----------       ------------


Net  Increase  (Decrease)  In  Cash  and
  Cash  Equivalents                                               149,803          (212,105)          167,365

Cash  And  Cash  Equivalents
  At  Beginning  Of  Year                                         454,904           667,009           499,644
                                                                ---------        ----------        -----------

Cash  And  Cash  Equivalents  At
  End  Of  Year                                                  $604,707          $454,904          $667,009
                                                               ==========        ==========        ==========





                       See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  CHANGES  IN  PARTNERS'  EQUITY




                                                                Beginning        Partners'                     Operating
                                            Ownership           Partners'         Capital            Net        Income
                                           Percentage            Equity         Contributed        Income     Distribution
- - - -------------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31, 1993

Property Capital Trust,
    General Partner                        53.2967 %       $27,816,622          -               $745,527        ($654,555)

Limited Partners                           46.7033          24,375,389          -                653,295         (573,578)
                                          -----------      -----------    -------------       ----------      ------------
                                          100.0000 %       $52,192,011          -             $1,398,822      ($1,228,133)
                                          ===========      ===========    =============       ==========      ============





For the Year Ended December 31, 1992

Property Capital Trust,
    General Partner                        53.2967 %       $28,460,434          -               $717,856      ($1,361,668)

Limited Partners                           46.7033          24,939,558          -                629,049       (1,193,218)
                                         ------------      -----------    --------------       ----------     ------------

                                          100.0000 %       $53,399,992          -             $1,346,905      ($2,554,886)
                                         ============      ===========    ==============      ===========     ============





For the Year Ended December 31, 1991

Property Capital Trust,
    General Partner                        53.2967 %       $25,874,168         $239,009         $674,169      ($1,342,400)

Limited Partners                           46.7033          28,253,399          260,991          829,256       (1,388,600)
                                          -----------      -----------         --------       ----------      ------------

                                          100.0000 %       $54,127,567         $500,000       $1,503,425      ($2,731,000)
                                          ===========      ===========         ========       ==========      ============



(continued)


   Transfer of        Ending
    Ownership        Partners'
     Interest          Equity
- - - --------------------------------




       -            $27,907,594

       -             24,455,106
  ------------      -----------
       -            $52,362,700
  ============      ===========








       -            $27,816,622

       -             24,375,389
 -------------      -----------

       -            $52,192,011
 =============      ===========








    $3,015,488      $28,460,434

    (3,015,488)      24,939,558
    -----------     -----------

            $0      $53,399,992
    ===========     ===========


















                    See accompanying notes

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Organization

Property Capital Midwest Associates, L.P. (the "Partnership") was organized on April 20, 1983 as a Delaware limited partnership (under the name PCA Executive Hills Associates, L.P.) and is qualified to do business in the State of Kansas. Property Capital Trust is the sole general partner (the "General Partner") of the partnership and six institutional investors are limited partners. In September 1991, the General Partner purchased a 5.4945% limited partnership interest bringing the general partner interest to 53.2967%.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Real Estate Investments

Real estate investments are carried at cost, net of accumulated depreciation. Depreciation has been calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements are depreciated over 25 to 39 years. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related leases. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Certain space leases at the properties provide for stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. The difference between rental income accrued under the straight-line method and rent received or receivable by the Partnership for financial reporting purposes was $54,000, $108,500 and $171,100 for the years ended December 1993, 1992 and 1991, respectively.

Income Taxes

The Partnership is not subject to Federal or state income taxes and, accordingly, no provisions have been made for such taxes in the financial statements.

Reclassification

Certain items in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS

As of December 31, 1993, 1992 and 1991 the Partnership's investments in the four properties, which are all located in Overland Park, Kansas, were as follows:

                                            Investment           Investment             Investment         Net Rentable
Property                                     12/31/93             12/31/92               12/31/91          Square Feet

Financial Plaza                             $37,192,596          $36,146,570           $35,181,592          303,400
Plaza West Retail Center                     15,765,157           14,844,392            14,781,055           96,000
College Hills 8                               5,055,503            4,762,387             4,586,196           50,850
College Hills 3                               2,586,262            2,578,759             2,528,561           37,650
                                             ----------          -----------           -----------          -------

                                             60,599,518           58,332,108            57,077,404
                                             ----------          -----------           -----------

Accumulated Depreciation                     (8,040,635)          (5,800,937)           (3,775,998)
                                             -----------         -----------           -----------

                                            $52,558,883          $52,531,171            $53,301,406         487,900
                                           ============         ============           ============         =======


The former owner is entitled to a deferred residual payment in an amount equal to 5% of the cash flow from the properties over an 11% imputed return on the Partnership's investment, at cost, plus 5% of the gain, as defined, on each property sold by 1999. If any property is not sold by 1999, the calculation of gain will be based upon an independent appraiser's estimate of current market value for such property.


NOTE 3.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration have been provided to the Partnership under a contract, dated May 24, 1989, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term of five years and is extended automatically on a year-to-year basis unless terminated by the Partnership or the Advisor. The contract provides for a base advisory fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's properties. The Partnership paid PCA Institutional Advisors management fees aggregating $74,297 and $204,020 in 1993 and 1992, respectively. Management fees payable are $30,832, $5,641 and 42,383 at December 31, 1993, 1992 and 1991, respectively.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a sub-contract and option agreement with PCA Institutional Advisors. This change was approved by the Partners.


NOTE 4.  DISTRIBUTIONS

The Partnership makes monthly cash distributions to its Partners equal to approximately 100% of available cash flow from investments, including returns of capital, if any. For the years ended December 31, 1993, 1992 and 1991, the Partnership distributed $1,228,133, $2,554,886 and $2,731,00 respectively.

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 5.  LEASES

Expected future minimum rents to be received from tenants under non-cancelable operating leases in effect at December 31, 1993 are as follows:

Years ending December 31,
- - - ---------------------------------------------------------------------------

       1994                             $6,250,625
       1995                              5,055,250
       1996                              3,668,235
       1997                              2,487,376
       1998                              1,420,363
       Thereafter                        2,438,974
                                        ----------

                                       $21,320,823
                                       ===========

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
SCHEDULE XI
December  31,  1993
(thousands of dollars)



Owned Properties

                                                                              Amount of Investment
                                                                              Partnership's Investment        Costs
                                                                              at Date of Acquisition       Capitalized
Type and Name                                  Rentable         Date of                Buildings and       Subsequent
of Property             Location                 Space        Acquisition(a)    Land    Improvements    to Acquistion
- - - --------------------------------------------------------------------------------------------------------------------------
Office Buildings
Financial Plaza         Overland Park, KS     303,400 sq.ft.    May-89        $4,933    $25,446                 $6,814
College Hills 3         Overland Park, KS      37,700 sq.ft.    May-89           807      1,310                    469
College Hills 8         Overland Park, KS      50,900 sq.ft.    May-89           448      3,306                  1,302
                                              --------------                  ------    -------                -------

                                              392,000 sq.ft.                   6,188     30,062                  8,585
                                              ==============                  ------    -------                -------


Shopping Centers
Plaza West Retail CenterOverland Park, KS      98,400 sq.ft.    May-89         3,409      9,153                  3,203
                                             ==============                   -------   -------                -------

                                                                              $9,597    $39,215                $11,788
                                                                              ======    =======                =======



           Gross Amount of
 Investment Partnerships' Investment                    Net          Rent     Rental             Operating     Net Operating
           Buildings and              Accumulated   Investment    Receivable   Income            Expense         Income
    Land    Improvement  Total        Depreciation  at 12/31/93   at 12/31/93  Y/E 12/31/93     Y/E 12/31/93    Y/E 12/31/93
- - - ----------------------------------------------------------------------------------------------------------------------------

   $5,500     $31,693   $37,193           $4,993      $32,200       $253        $5,082           $2,342            $2,740
      900       1,686     2,586              293        2,293          2           556              272               284
      500       4,555     5,056              896        4,160         17           656              352               304
   -------    -------   -------          -------      -------       ----       -------           -------           ------

    6,900      37,934    44,835            6,182       38,653        272         6,294            2,966             3,328
   -------    -------   -------          -------      -------       ----       -------           -------           ------



    3,988      11,777    15,765             1,859       13,906        111         1,183              738              445
   -------     ------   -------          --------     --------      ------     --------          -------            -----

  $10,888     $49,711   $60,600 (b)         $8,041      $52,559       $383        $7,477           $3,704           $3,773
  =======     =======   ========         =========    =========     ======     =========         ========           ======




(a) The Partnership acquired the equity interests in these properties from its lessees and, accordingly, the date of the acquistion reflects the date on which the Partnership converted its land leaseback/mortgage loan investments to Owned Properties.

(b)   Changes in Owned Properties are summarized below (thousands of dollars).

                                         Years Ended December 31,
                              -----------------------------------------------
                                  1993            1992            1991
- - - -----------------------------------------------------------------------------

Balance at beginning of year    $58,332         $57,077         $56,017
Acquisitions and additions        2,268           1,255           1,060

Balance at end of year          $60,600         $58,332         $57,077