Form 10-Q
period 1994-10-31
PROPERTY CAPITAL TRUST
filed 1994-12-15
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-Q
(Mark One)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1994

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

Yes   X    No      .

Number of shares of Common Shares outstanding
as of October 31, 1994:                              9,030,585

                        PROPERTY CAPITAL TRUST




                                 INDEX


                                                                        Page
Part I.  Financial Information                                         Number

     Consolidated Balance Sheet - October 31, 1994
       and July 31, 1994 (unaudited)                                      1

     Consolidated Statement of Income -
       Three Months Ended October 31, 1994 and 1993 (unaudited)           2

     Consolidated Statement of Cash Flows -
       Three Months Ended October 31, 1994 and 1993 (unaudited)           3

     Consolidated Statement of Shareholders' Equity -
       Three Months Ended October 31, 1994 and 1993 (unaudited)           4

     Notes to Consolidated Financial Statements (unaudited)               5

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               6-8

Part II.  Other Information

     Item 2.  Legal Proceedings                                           8

     Item 4.  Submission of Matters to a Vote of Security Holders        9-10

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                 October 31,    July 31,
                                                    1994          1994
- - --------------------------------------------------------------------------

Assets
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation)           $107,414,000  $105,295,000
  Structured Transactions held directly
    by the Trust                                  32,579,000    32,581,000
  Investment Partnerships                         51,903,000    51,998,000
                                                 -----------   -----------

                                                 191,896,000   189,874,000

  Allowance for possible investment losses       (17,413,000)  (17,413,000)
                                                 -----------   -----------

                                                 174,483,000   172,461,000

Cash                                                 994,000       720,000

Interest and rents receivable
  Owned Properties held directly by the Trust 1,646,000 1,852,000 Structured Transactions held directly by
  the Trust                                          252,000       259,000
Other assets                                       1,746,000     1,541,000
                                                   ---------     ---------

                                                $179,121,000  $176,833,000
                                                ============  ============

Liabilities and Shareholders' Equity
Liabilities
  Accounts payable and accrued expenses        $   1,688,000  $  2,940,000
  Accrued interest                                 1,777,000       711,000
  Bank note payable                                7,700,000     5,000,000
  Mortgage notes payable                          42,989,000    43,110,000
  9 3/4% Convertible Subordinated Debentures       2,546,000     2,546,000
  10% Convertible Subordinated Debentures         30,823,000    30,823,000
                                                 -----------   -----------

                                                  87,523,000    85,130,000
                                                 -----------   -----------

Shareholders' Equity
  Common Shares (without par value,
    unlimited shares authorized, 9,030,585
    issued and outstanding)                      106,060,000   106,060,000
  Accumulated deficit                            (14,462,000)  (14,357,000)
                                                 -----------    ----------

Total Shareholders' Equity                        91,598,000    91,703,000
                                                 -----------   -----------

                                                $179,121,000  $176,833,000
                                                ============  ============

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                   Three Months Ended
                                                        October 31,
                                             --------------------------------
                                                1994                 1993
                                             -----------         ------------
Revenues
Rents from Owned Properties held directly
by the Trust                                 $4,498,000           $2,747,000
Structured Transactions held directly by
the Trust
  Base income                                   663,000            1,020,000
  Overage income                                428,000              556,000
Income from unconsolidated Investment
Partnerships                                    280,000              456,000
                                             ----------           ----------

                                              5,869,000            4,779,000

Advisory fee income                              82,000               80,000
                                                -------              -------

                                              5,951,000            4,859,000
                                             ----------            ---------

Expenses
Expenses on Owned Properties held
directly by the Trust                         1,742,000            1,400,000
Interest                                      1,871,000            1,567,000
Depreciation                                  1,021,000              740,000
General and administrative expenses             513,000              464,000
Professional fees                                51,000              172,000
Trustees' fees and expenses                      45,000               37,000
                                              ---------            ---------

                                              5,243,000            4,380,000
                                              ---------            ---------

Net Income                                   $  708,000           $  479,000
                                             ==========           ==========

Net Income per Share                              $0.08                $0.05
                                                  =====                =====

Average Shares Outstanding                    9,031,000            9,029,000
                                              =========            =========

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                      ------------------------
                                                         1994         1993
                                                      ----------   -----------
Operating Activities

Net Income                                            $  708,000   $  479,000
Adjustments to Net Income
  Depreciation and amortization                        1,069,000      752,000
  Income from unconsolidated Investment Partnerships    (280,000)    (456,000)
  Distributions of earnings from Investment
    Partnerships                                         375,000      529,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable            213,000       89,000
    Increase in other assets, net                       (253,000)    (590,000)
    (Decrease) increase in accounts payable, accrued
      expenses and accrued interest                     (186,000)     399,000
                                                       ---------      -------

Net Cash Provided by Operating Activities              1,646,000    1,202,000
                                                       ---------    ---------

Investing Activities

Owned Properties held directly by the Trust
  Additions                                           (3,140,000)  (2,833,000)
Structured Transactions held directly by the Trust
  Repayments                                               2,000        3,000
                                                      ----------    ---------

Net Cash Used in Investing Activities                 (3,138,000)  (2,830,000)
                                                      ----------   ----------
Financing Activities

Proceeds from bank note payable, net                   2,700,000    2,490,000
Cash dividends paid                                     (813,000)    (632,000)
Amortization of mortgage notes payable                  (121,000)    (113,000)
                                                       ---------    ---------

Net Cash Provided by Financing Activities              1,766,000    1,745,000
                                                       ---------    ---------

Net Increase in Cash                                     274,000      117,000

Cash at Beginning of Period                              720,000      324,000
                                                        --------     --------

Cash at End of Period                                 $  994,000   $  441,000
                                                        ========     ========

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                 Three Months Ended
                                                     October 31,
                                        -------------------------------------
                                              1994                   1993
- - -----------------------------------------------------------------------------

Common Shares

Balance at beginning and end of period    $106,060,000           $106,052,000

Accumulated Deficit

Balance at beginning of period             (14,357,000)           (15,918,000)
Net income                                     708,000                479,000
Cash dividends paid                           (813,000)              (632,000)
                                           -----------            -----------

Balance at end of period                   (14,462,000)           (16,071,000)
                                           -----------             ----------

Total Shareholders' Equity                $ 91,598,000           $ 89,981,000
                                          ============           ============



Number of Common Shares

Common Shares issued and outstanding
  at beginning and end of period             9,030,585              9,028,585
                                             =========              =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.  Basis of Presentation

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Trust's financial position as of October 31, 1994 and the results of its operations and its cash flows for the three months ended October 31, 1994 and 1993.

Operating results for the quarter ended October 31, 1994 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995. The information contained in these financial statements should be read in conjunction with the Trust's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 1994.

2.  Investment Partnerships

Certain of the Trust's investments have been made through partnerships, or participation agreements, in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change did not affect the Trust's net income
(loss) or shareholders' equity, prior period financial statements have been restated to reflect the change as if it had occurred at the beginning of the period. The change in accounting is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

                                     Three Months Ended
                                         October 31,
                                 -------------------------
                                    1994            1993
                                 ----------     ----------
Revenues
Rents from Owned Properties      $5,055,000     $1,811,000
Structured Transactions
    Base income                     672,000      1,041,000
    Overage income                  108,000          -
Other income                         17,000          6,000
                                  ---------      ---------

                                  5,852,000      2,858,000
                                  ---------      ---------

Expenses
Owned Properties expenses         3,486,000      1,001,000
Depreciation                      1,006,000        560,000
Interest                            321,000          -
Other                               371,000        101,000
                                  ---------      ---------

                                  5,184,000      1,662,000
                                  ---------      ---------

Net Income                       $  668,000     $1,196,000
                                 ==========     ==========

Net Income
Trust's share of
  combined net income            $  280,000     $  456,000
Limited partners' share of
  combined net income               388,000        740,000
                                 ----------     ----------

                                 $  668,000     $1,196,000
                                 ==========     ==========

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

The Trust's debt at October 31, 1994 was $84,058,000 as compared to $81,479,000 at July 31, 1994. The Trust's debt to equity ratio increased to .92 at October 31, 1994 from .89 at July 31, 1994.

The Trust's bank note payable, which is due and payable on demand, represents borrowings under a $20,000,000 revolving bank line of credit. The interest rate on the bank line is at the bank's prime rate plus 1/4% (the prime rate was 7.75% at October 31, 1994). The bank line was reduced in June 1994 from $35,000,000 to $20,000,000 when the Trust refinanced the indebtedness on its Loehmann's Fashion Island property with the same lender that provides the Trust's bank line. The maximum amount which may be borrowed under the bank line will be reduced further, on a dollar for dollar basis but not below $15,000,000, as additional advances are made under the loan secured by the Loehmann's Fashion Island property.

The Trust's bank note payable increased to $7,700,000 at October 31, 1994 from $5,000,000 at July 31, 1994 primarily due to borrowings used for tenant allowances at Loehmann's Fashion Island. During the remainder of fiscal 1995, the Trust expects to use the bank line to fund capital expenditures on Owned Properties held directly by the Trust aggregating approximately $4,000,000, including approximately $1,850,000 at Loehmann's Fashion Island (primarily for tenant allowances).

Funds from Operations

Funds from operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (losses) from debt restructurings and sales of properties, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from operations should be considered in conjunction with net income (loss) as presented in the Trust's unaudited financial statements. Funds from operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from operations was calculated by the Trust as follows:


                                          Three Months Ended October 31,
                                        ------------------------------------
                                             1994                  1993
- - ----------------------------------------------------------------------------
Net Income                               $  708,000            $  479,000

Depreciation on Owned Properties
  held directly by the Trust              1,021,000               740,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                              505,000               298,000
                                          ---------              --------

                                         $2,234,000            $1,517,000
                                         ==========            ==========


Management believes that with its cash provided by operating activities retained after dividend distributions, borrowings under the existing bank line and additional borrowings under the Loehmann's Fashion Island mortgage for which it believes it will qualify, it will be able to meet its fiscal 1995 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $4,000,000 during the remainder of fiscal 1995.

Review of Significant Real Estate Activity for the Quarter

Apartments

The Trust, as general partner of PCA Canyon View Associates, an Investment Partnership in which the Trust has invested approximately $3,400,000, continues to negotiate with its lessee and the first mortgagee on Phase I of this two-phase apartment project regarding a restructuring of the investments. The first mortgagee had scheduled a foreclosure of Phase I for December 5, 1994. In order to protect its investments, on December 2, 1994 the Investment Partnership filed for protection under Chapter
11 of the U.S. Bankruptcy Code. The Investment Partnership has not been paid by its sublessee/mortgagor since June 1994. It is not possible at this time to predict the outcome of these proceedings or the negotiations. Management believes that adequate provision has been made in the Trust's loss allowance for any loss that may be sustained on these investments. (See "Item 2, Legal Proceedings.")

PCA Southwest Associates, L.P., an Investment Partnership that owns 3,000 apartment units in Houston, Texas, has offered one of its properties for sale, Braes Hill, a 152-unit complex, and the Trust, as general partner, is currently negotiating with a prospective purchaser. The Trust currently anticipates that this property will be sold without incurring a loss.

Office Buildings

The Trust has also offered for sale 6110 Executive Boulevard, an Owned Property held directly by the Trust. The Trust is in negotiation with a potential purchaser. The Trust currently anticipates that the property will be sold at current book value or higher.

Results of Operations for the three months ended October 31, 1994 versus the three months ended October 31, 1993

Revenues

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) increased 64% for the three months ended October
31, 1994 as compared to the same period in the prior year, primarily due to $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island, the Trust's acquisition of its lessee's interest in 6110 Executive Boulevard (converting the investment from a Structured Transaction held directly by the Trust to an Owned Property held directly by the Trust effective February 1994) and an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants have taken occupancy. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994).

Base income from Structured Transactions held directly by the Trust decreased 35% for the three months ended October 31, 1994 as compared to the same period in the prior year, primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust, the prepayment of the loan and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March 1994) and the prepayment of the Rapids Mall's loan (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income from Structured Transactions held directly by the Trust decreased 23% for the three months ended October 31, 1994 as compared to the same periods in the prior year primarily due to the receipt in the prior year of overage income from two apartment investments which did not pay overage income this year and the sales of the Village Oaks and Brown County Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships decreased 39% for the three months ended October 31, 1994 as compared to the same period in the prior year primarily due to the reduced net income recorded by the Trust from PCA Southwest Associates L.P., the Partnership which owns 3,000 apartment units in Texas. The apartments converted to Owned Properties in March 1994 and since that date the Trust's share of net income is reported net of depreciation expense. The decrease in income from unconsolidated Investment Partnerships was also due to the cessation of rent and interest payments from the sublessee/mortgagor of the Canyon View apartment investments. (See "Item 2, Legal Proceedings," for a discussion of the bankruptcy filing of the Investment Partnership that holds the Canyon View investments.)

Expenses

Expenses on Owned Properties held directly by the Trust increased 24% for the three months ended October 31, 1994 as compared to the same period in the prior year primarily due to the acquisition of 6110 Executive Boulevard and an increase in operating expenses at the redeveloped Loehmann's Fashion Island.

Interest expense increased 19% for the three months ended October 31, 1994 as compared to the same period in the prior year due to the interest expense incurred on the first mortgage on 6110 Executive Boulevard and the expensing of interest related to Loehmann's Fashion Island (a portion of which had been capitalized during the first quarter of fiscal 1994). These increases were offset in part by a reduction in interest expense due to the sale of Eagle apartments.

Depreciation expense increased 38% for the three months ended October 31, 1994 as compared to the same period in the prior year primarily due to the acquisition of 6110 Executive Boulevard and the increase in depreciation on the redeveloped Loehmann's Fashion Island, offset in part by the elimination of depreciation on Eagle apartments, which was sold.

Dividends

The dividend declared for the first quarter of fiscal 1995 was $.09 per share versus $.07 per share for the same period in the prior year.



PART II  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In July 1994, the sublessee/mortgagor of two apartment projects in San Ramon, California (known as "Canyon View I and Canyon View II" and containing 248 and 188 units, respectively) held by PCA Canyon View Associates Limited Partnership (an Investment Partnership) failed to make the required payments due the Investment Partnership and the ground lessor. In addition, in August 1994, the sublessee/mortgagor failed to make the required mortgage payment to the first mortgagee of Phase I. The outstanding balance of the first mortgage secured by Phase I was $12,000,000. The Investment Partnership's carrying value of the properties was $14,374,000 at July 31, 1994, of which the Trust's share was $3,422,000.

As a result of the defaults by the sublessee/mortgagor, on August 3, 1994 the first mortgagee filed a foreclosure action in Superior Court of the State of California, County of Contra Costa, seeking to take full title to Phase I, to recover approximately $3,000,000 in insurance proceeds made available as a result of certain construction defects in Phase I ($500,000 of which had already been retained by the sublessee/mortgagor for, amongst other things, attorneys' and engineers' fees) and to have a receiver appointed to operate the property. On August 26, 1994, the Court appointed a receiver for Phase I. In addition, on August 8, 1994 the Investment Partnership filed a foreclosure action in Superior Court of the State of California, Contra Costa County, seeking to obtain full title to both Phase I and Phase II, to recover the construction defects insurance proceeds, to force the bank that had issued $1,750,000 in letters of credit as further security to honor the Investment Partnership's draw requests under those letters of credit and to have a receiver appointed to operate Phase II. On August 31, 1994, the Court appointed a receiver for Phase II. The nonjudicial foreclosure sale for Phase I had been set by the first mortgagee for December 5, 1994. In order to preserve the Investment Partnership's investments and stay the foreclosure proceeding, on December 2, 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. Although negotiations with the first mortgagee and the sublessee/mortgagor are ongoing, at this time it is not possible to predict the outcome of these legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Trust's 1994 Annual Meeting of Shareholders held on November 30, 1994, the Trust's shareholders (i) elected seven Trustees to serve until the next annual meeting of the Trust's shareholders, (ii) approved the Amended and Restated Deferred Stock Plan for Non-Employee Trustees, (iii) approved the Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees,
(iv) approved certain amendments to the Property Capital Trust 1992 Stock Option Plan and (v) ratified the appointment of Ernst & Young LLP; for the Trust's auditors for the year ended July 31, 1995. The votes on each of these items follows:

1.  Election of seven Trustees:
                                    Number of Shares
                                    ----------------

                                 For         Withhold Authority
                              ---------      ------------------

Walter M. Cabot               6,326,786          115,242
John A. Cervieri, Jr.         6,331,386          110,642
Graham O. Harrison            6,330,286          111,742
Walter F. Leinhardt           6,323,842          118,186
Edward H. Linde               6,326,942          115,086
Robert M. Melzer              6,333,686          108,342
Glen P. Strehle               6,345,842           96,186


2. Approval of the Amended and Restated Deferred Stock Plan for Non-Employee Trustees.

                                      Number of Shares
                                      ----------------

For                                      3,752,125
Against                                    348,774
Abstain                                    244,022
Broker non-votes                         2,097,107


3. Approval of the Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees.

                                      Number of Shares
                                      ----------------

For                                      3,489,813
Against                                    599,949
Abstain                                    257,159
Broker non-votes                         2,095,107


4.  Approval of Amendments to the Property Capital Trust 1992 Stock Option
Plan.

                                       Number of Shares
                                       ----------------

For                                      3,634,429
Against                                    444,790
Abstain                                    265,202
Broker non-votes                         2,097,607

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

5. The ratification of the appointment of Ernst & Young LLP to serve as the independent auditors for the fiscal year ending July 31, 1995.

                                       Number of Shares
                                       ----------------

For                                      6,325,254
Against                                     62,196
Abstain                                     51,436
Broker non-votes                             3,142


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                SIGNATURE
                                ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     PROPERTY CAPITAL TRUST
                                           Registrant

                                     /s/ Robert M. Melzer
                                     --------------------
                                     Robert M. Melzer
12/13/94                             President and Chief Executive Officer
- - --------                             (Principal Financial Officer)
Date