Form 10-Q
period 1995-01-31
PROPERTY CAPITAL TRUST
filed 1995-03-17
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q
(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended January 31, 1995

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
Yes   X    No      .

Number of shares of Common Shares outstanding as of January 31,
1995:                                                    9,050,881

THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE
901 (D) OF RULE S-T.

                      PROPERTY CAPITAL TRUST




                               INDEX



                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number

     Consolidated Balance Sheet - January 31, 1995
       and July 31, 1994 (unaudited)                                2

     Consolidated Statement of Income -
       Three and Six Months Ended January 31, 1995 and 1994
       (unaudited)                                                  3

     Consolidated Statement of Cash Flows -
       Six Months Ended January 31, 1995 and 1994 (unaudited)       4

     Consolidated Statement of Shareholders' Equity -
       Six Months Ended January 31, 1995 and 1994 (unaudited)       5

     Notes to Consolidated Financial Statements (unaudited)         6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        7-9

PART II.  OTHER INFORMATION

     Item 2.  Legal Proceedings                                    10

     Item 4.  Submission of Matters to a vote of Security Holders  10

     Item 6.  Exhibits and Reports on Form 8-K                     10

PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                          January 31,               July 31,
                                                            1995                      1994
- - ------------------------------------------------------------------------------------------------
Assets
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation)                     $ 96,073,000             $105,295,000
  Structured Transactions held directly by the Trust        32,576,000               32,581,000
  Investment Partnerships                                   51,911,000               51,998,000
                                                          ------------             ------------
                                                           180,560,000              189,874,000

  Allowance for possible investment losses                 (17,413,000)             (17,413,000)
                                                          ------------             ------------
                                                           163,147,000              172,461,000

Cash and cash equivalents                                    4,075,000                  720,000

Interest and rents receivable
  Owned Properties held directly by the Trust                1,779,000                1,852,000
  Structured Transactions held directly by the Trust           110,000                  259,000
Other assets                                                 1,743,000                1,541,000
                                                           -----------              -----------

                                                          $170,854,000             $176,833,000
                                                          ============             ============
Liabilities and Shareholder's Equity
Liabilities
  Accounts payable and accrued expenses                   $  2,015,000            $   2,940,000
  Accrued interest                                             712,000                  711,000
  Bank note payable                                               -                   5,000,000
  Mortgage notes payable                                    40,385,000               43,110,000
  9 3/4% Convertible Subordinated Debentures                 2,546,000                2,546,000
  10% Convertible Subordinated Debentures                   30,823,000               30,823,000
                                                           -----------              -----------

                                                            76,481,000               85,130,000
                                                           -----------              -----------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,050,881 issued and outstanding at
    January 31, 1995 and 9,030,585 at July 31, 1994)       106,177,000              106,060,000
  Accumulated deficit                                      (11,804,000)             (14,357,000)
                                                          ------------              -----------

Total Shareholders' Equity                                  94,373,000               91,703,000
                                                          ------------              -----------

                                                          $170,854,000             $176,833,000
                                                          ============             ============

                                        See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                                       January 31,                    January 31,
                                                                   -------------------            ---------------------
                                                                   1995           1994            1995         1994
- - -----------------------------------------------------------------------------------------------------------------------
Revenues
Rents from Owned Properties held directly by the Trust        $4,140,000      $2,861,000     $ 8,638,000     $5,608,000
Structured Transactions held directly by the Trust
  Base income                                                    663,000         801,000       1,326,000      1,821,000
  Overage income                                                 458,000         488,000         886,000      1,044,000
Income from unconsolidated Investment Partnerships               437,000         763,000         717,000      1,219,000
                                                              ---------       ---------      ----------      ---------
                                                               5,698,000       4,913,000      11,567,000      9,692,000

Advisory fee income                                               78,000          67,000         160,000        147,000
Interest income                                                    2,000           1,000           2,000          1,000
                                                               ---------       ---------      ----------      ---------

                                                               5,778,000       4,981,000      11,729,000      9,840,000
                                                               ---------       ---------      ----------      ---------
Expenses
Expenses on Owned Properties held directly by the Trust        1,815,000       1,407,000       3,557,000      2,807,000
Interest                                                       1,869,000       1,568,000       3,740,000      3,135,000
Depreciation                                                   1,086,000         824,000       2,107,000      1,564,000
General and administrative expenses                              518,000         575,000       1,031,000      1,039,000
Professional fees                                                 74,000         116,000         125,000        288,000
Trustees' fees and expenses                                       43,000          45,000          88,000         82,000
                                                               ---------       ---------      ----------      ---------

                                                               5,405,000       4,535,000      10,648,000      8,915,000
                                                               ---------       ---------      ----------      ---------

Income before Gain on Sale of Real Estate Investments            373,000         446,000       1,081,000        925,000

Gain on Sale of Real Estate Investments                        3,099,000         100,000       3,099,000        100,000
                                                              ----------       ---------       ---------      ---------

Net Income                                                    $3,472,000       $ 546,000     $ 4,180,000     $1,025,000
                                                              ==========       =========     ===========     ==========
Net Income per Share

Income before Gain on Sale of Real Estate Investments              $0.04           $0.05           $0.12          $0.10

Gain on Sale of Real Estate Investments                             0.34            0.01            0.34           0.01
                                                                    ----            ----            ----           ----

Net Income per Share                                               $0.38           $0.06           $0.46          $0.11
                                                                   =====           =====           =====          =====

Average Shares Outstanding                                     9,043,000       9,031,000       9,037,000      9,031,000
                                                               =========       =========       =========      =========



                                   See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                               Six Months Ended
                                                                                 January 31,
                                                                    ----------------------------------
                                                                        1995                  1994
- - ------------------------------------------------------------------------------------------------------
Operating Activities

Net Income                                                            $4,180,000           $1,025,000
Adjustments to Net Income
  Gain on sale of real estate investments                             (3,099,000)            (100,000)
  Depreciation and amortization                                        2,203,000            1,599,000
  Income from unconsolidated Investment Partnerships                    (717,000)          (1,219,000)
  Distributions of earnings from Investment Partnerships                 804,000              920,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                            222,000              194,000
    Increase in other assets, net                                       (298,000)            (239,000)
    Decrease in accounts payable, accrued expenses
      and accrued interest                                              (807,000)             (73,000)
                                                                       ----------            ---------

Net Cash Provided by Operating Activities                              2,488,000            2,107,000
                                                                       ---------            ---------

Investing Activities

Owned Properties held directly by the Trust
  Additions                                                           (5,096,000)          (6,149,000)
  Disposition                                                         15,310,000                 -
Structured Transactions held directly by the Trust
  Dispositions/repayments                                                  5,000            1,580,000
                                                                      ----------           ----------

Net Cash Provided by (Used in) Investing Activities                   10,219,000           (4,569,000)
                                                                      ----------           ----------

Financing Activities

(Repayment of) proceeds from bank note payable, net                   (5,000,000)           4,070,000
Cash dividends paid                                                   (1,627,000)          (1,264,000)
Repayment of mortgage notes payable, net                              (2,440,000)                 -
Amortization of mortgage notes payable                                  (285,000)            (228,000)
Proceeds from exercise of stock options                                     -                   8,000
                                                                      -----------           ---------

Net Cash (Used in) Provided by Financing Activities                   (9,352,000)           2,586,000
                                                                      -----------           ---------

Net Increase in Cash and Cash Equivalents                              3,355,000              124,000

Cash and Cash Equivalents at Beginning of Period                         720,000              324,000
                                                                       ---------            ---------

Cash and Cash Equivalents at End of Period                            $4,075,000           $  448,000
                                                                      ==========           ==========



                                   See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)


                                               Six Months Ended
                                                  January 31,
                                      -----------------------------------
                                          1995                   1994
- - -------------------------------------------------------------------------
Common Shares

Balance at beginning of period       $106,060,000          $106,052,000
Shares issued pursuant to Trustee
  Deferred Stock Plan                     117,000                  -
Stock options exercised                      -                    8,000
                                     ------------          ------------

Balance at end of period              106,177,000           106,060,000
                                     ------------          ------------

Accumulated Deficit

Balance at beginning of period        (14,357,000)          (15,918,000)
Net income                              4,180,000             1,025,000
Cash dividends paid                    (1,627,000)           (1,264,000)
                                      -----------           -----------

Balance at end of period              (11,804,000)          (16,157,000)
                                      -----------           -----------

Total Shareholders' Equity           $ 94,373,000          $ 89,903,000
                                     ============          ============


Number of Common Shares

Common Shares issued and outstanding
  at beginning of period                9,030,585             9,028,585
Shares issued pursuant to Trustee
  Deferred Stock Plan                      20,296                  -
Stock options exercised                      -                    2,000
                                     ------------          ------------

Common Shares issued and outstanding
  at end of period                      9,050,881             9,030,585
                                     ============          ============



                                 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.  Basis of Presentation

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Trust's financial position as of January 31, 1995 and the results of its operations and its cash flows for the periods ended January 31, 1995 and 1994.

Operating results for the six months ended January 31, 1995 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1995. The information contained in these financial statements should be read in conjunction with the Trust's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 1994.

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

A Condensed Combined Summary of Operations for the unconsolidated
Investment Partnerships for the periods indicated follows:


                                              Three Months Ended                          Six Months Ended
                                                  January 31,                                January 31,
                                         ----------------------------             ------------------------------
                                             1995            1994                      1995              1994
- - ----------------------------------------------------------------------------------------------------------------
Revenues
Rents from Owned Properties               $5,245,000       $1,984,000             $10,300,000         $3,795,000
Structured Transactions
  Base income                                672,000        1,292,000               1,344,000          2,333,000
  Overage income                             173,000          174,000                 281,000            174,000
Other income                                  14,000            5,000                  31,000             11,000
                                          ----------       ----------              ----------          ---------

                                           6,104,000        3,455,000              11,956,000          6,313,000
                                          ----------       ----------              ----------          ---------

Expenses
Owned Properties expenses                  3,234,000          868,000               6,720,000          1,869,000
Depreciation                               1,037,000          567,000               2,043,000          1,127,000
Interest                                     485,000              -                   806,000                -
Other                                        364,000          124,000                 735,000            225,000
                                           ---------        ---------               ---------          ---------

                                           5,120,000        1,559,000              10,304,000          3,221,000
                                           ---------        ---------              ----------          ---------

Net Income                                $  984,000       $1,896,000              $1,652,000         $3,092,000
                                          ==========       ==========              ==========         ==========

Net Income
Trust's share of
  combined net income                     $  437,000       $  763,000                $717,000         $1,219,000
Limited partners' share of
  combined net income                        547,000        1,133,000                 935,000          1,873,000
                                          ----------       ----------              ----------         ----------

                                          $  984,000       $1,896,000              $1,652,000         $3,092,000
                                          ==========       ==========              ==========         ==========


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

The Trust's debt at January 31, 1995 was $73,754,000 as compared to $81,479,000 at July 31, 1994. The Trust's debt to equity ratio decreased to .78 at January 31, 1995 from .89 at July 31, 1994. The decrease in the Trust's debt was due to the sale of 6110 Executive Boulevard, which was encumbered by a $6,440,000 first mortgage and repayment in full of the Trust's outstanding balance on its bank note payable, offset in part by an additional $4,000,000 advance under the loan secured by Loehmann's Fashion Island. The debt to equity ratio also improved as a result of the sale of 6110 Executive Boulevard with a gain of $3,099,000.

The Trust's bank note payable, which as noted above has no outstanding balance, was a revolving bank line of credit of $20,000,000 at the end of the prior quarter. In December 1994, when the Trust borrowed an additional $4,000,000 under the loan secured by Loehmann's Fashion Island, the amount available under the bank line was reduced to $16,000,000. In February 1995, following the sale of 6110 Executive Boulevard, the Trust agreed to further reduce its borrowing capacity under its bank line to $10,000,000, an amount which the Trust believes is adequate to meet its working capital requirements.

As mentioned above, during the quarter ended January 31, 1995, the Trust borrowed an additional $4,000,000 (at prime plus 1/4%) under its $30,000,000 first mortgage commitment secured by Loehmann's Fashion Island, increasing the aggregate amount advanced to $22,000,000. Subsequent to the end of the quarter, a portion of the sales proceeds from the sale of 6110 Executive Boulevard was used to make a $2,000,000 mortgage amortization payment on this mortgage, which payment eliminated the requirement for monthly amortization payments prior to maturity in June 1998. Due to the $2,000,000 amortization payment, the first mortgage commitment was reduced to $28,000,000. However, it is not the Trust's current intention to borrow any additional funds under this loan.

Funds from Operations

Funds from operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (losses) from debt restructurings and sales of properties, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from operations should be considered in conjunction with net income as presented in the Trust's unaudited financial statements. Funds from operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from operations was calculated by the Trust as follows:


                                           Three Months Ended               Six Months Ended
                                              January 31,                      January 31,
                                         -------------------------         -------------------------
                                          1995               1994           1995               1994
- - ----------------------------------------------------------------------------------------------------
Net Income before Gain on Sale of
  Real Estate Investments                $  373,000      $  446,000        $1,081,000     $  925,000

Depreciation on Owned Properties
  held directly by the Trust              1,086,000         824,000         2,107,000      1,564,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                              522,000         302,000         1,027,000        600,000
                                          ---------      ----------        ----------     ----------

                                         $1,981,000      $1,572,000        $4,215,000     $3,089,000
                                         ==========      ==========        ==========     ==========



Management believes that with its cash provided by operating activities retained after dividends, borrowing capacity under the existing bank line and proceeds from the sale of certain investments as described below, it will be able to meet its fiscal 1995 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $2,000,000 during the remainder of fiscal 1995.

Review of Significant Real Estate Activity for the Quarter

Apartments

The Trust, as general partner of PCA Canyon View Associates Limited Partnership, an Investment Partnership in which the Trust has invested approximately $3,400,000, continues to negotiate with its sublessee/mortgagor and the first mortgagee on Phase I of this two-phase apartment project. The Investment Partnership has not been paid by its sublessee/mortgagor since June 1994. Management believes that adequate provision has been made in the Trust's loss allowance for any loss that may be sustained on these investments. (See "Item 2. Legal Proceedings.")

Subsequent to the end of the second quarter, PCA Southwest Associates Limited Partnership, an Investment Partnership that owned 3,000 apartment units in Houston, Texas, completed the sale of Braes Hill, a 152 unit complex. The property was sold at a gain, of which the Trust's share is approximately $100,000. Additionally, with respect to Telegraph Hill, Phase B, a 259 unit complex held in this Investment Partnership, the Partnership has ceased making payments to the first mortgagee and is attempting to restructure the terms of the mortgage, of which $2,487,000 is outstanding. The amount of the unpaid debt service through January 31, 1995 is $57,730.

Office Buildings

During the quarter, the Trust completed the sale of 6110 Executive Boulevard located in Rockville, Maryland, for $16,380,000 resulting in a gain to the Trust of approximately $3,099,000 after all closing costs. The Trust took title to this property in February 1994 after writing down its investment by a total of $6,000,000 in fiscal 1992 and 1994.

Hotels

Grosvenor Airport Inn, a $4,000,000 Structured Investment in a 206 room hotel in South San Francisco, California, is under contract for sale for $2,500,000. The Trust had previously restructured this transaction to provide for a reduced annual return of $160,000. The anticipated loss has been provided for in the Trust's allowance for possible investment losses.

Results of Operations for the three and six months ended January 31, 1995 versus the three and six months ended
January  31, 1994

Net Income

Net Income for the three and six months ended January 31, 1995 was $3,472,000 ($.38 per share) and $4,180,000 ($.46 per share) as compared to
$546,000 ($.06 per share) and $1,025,000 ($.11 per share) for the same periods in the prior year.

Revenues

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) increased 45% and 54% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year, primarily due to the Trust's acquisition of its lessee's interest in 6110 Executive Boulevard (converting the investment from a Structured Transaction held directly by the Trust to an Owned Property held directly by the Trust effective February 1994), an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants have taken occupancy and $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island in the first quarter of fiscal 1995. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994).

Base income from Structured Transactions held directly by the Trust decreased 17% and 27% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year, primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust, the prepayment of the loan and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March 1994) and the disposition of the Rapids Mall's loan (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April
1994).

Overage income from Structured Transactions held directly by the Trust decreased 6% and 15% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year primarily due to reduced overage income from two apartment investments and the sales of the Village Oaks and Brown County Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships decreased 43% and 41% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year primarily due to the reduced net income recorded by the Trust from PCA Southwest Associates Limited Partnership, the Partnership which owns 3,000 apartment units in Texas. The apartments were converted to Owned Properties in March 1994 and since that date the Trust's share of net income is reported net of depreciation expense. The decrease in income from unconsolidated Investment Partnerships was also due to the cessation of rent and interest payments from the sublessee/mortgagor of the Canyon View apartment investments and the associated legal and professional fees incurred during negotiations. (See "Item 2. Legal Proceedings," for a discussion of the bankruptcy filing of the Investment Partnership that holds the Canyon View investments.)

Expenses

Expenses on Owned Properties held directly by the Trust increased 29% and 27% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year primarily due to the acquisition of 6110 Executive Boulevard and an increase in operating expenses at the redeveloped Loehmann's Fashion Island.

Interest expense increased 19% for both the three and six months ended January 31, 1995 as compared to the same periods in the prior year due to the interest expense incurred on the first mortgage on 6110 Executive Boulevard and an increase in interest expense related to Loehmann's Fashion Island (a portion of which had been capitalized during the first quarter of fiscal 1994). These increases were offset in part by a reduction in interest expense due to the sale of Eagle apartments.

Depreciation expense increased 32% and 35% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year primarily due to the acquisition of 6110 Executive Boulevard and the increase in depreciation on the redeveloped Loehmann's Fashion Island, offset in part by the elimination of depreciation on Eagle apartments, which was sold.

Gain on Sale of Real Estate Investments

Net income for the second quarter of fiscal 1995 included a gain of $3,099,000 ($.34 per share) on the sale of the 6110 Executive Boulevard office building located in Rockville, Maryland. In the comparable quarter last year net income included a $100,000 ($.01 per share) gain on the sale of the Trust's land investment in the Brown County Inn, located in Nashville, Indiana.

Dividends

The dividend declared for the second quarter of fiscal 1995 was $.10 per share versus $.07 per share for the same period in the prior year. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In July 1994, the sublessee/mortgagor of PCA Canyon View Associates Limited Partnership (an Investment Partnership) in two apartment projects in San Ramon, California (know as "Canyon View I" and "Canyon View II" and containing 248 and 188 units, respectively) failed to make the required payments due the Investment Partnership and the ground lessor. In addition, in August 1994, the sublessee/mortgagor failed to make the required mortgage payment due the first mortgagee of Phase I. The outstanding balance of the first mortgage secured by Phase I was $12,000,000. The Investment Partnership's carrying value of the properties was $14,374,000 at January 31, 1995, of which the Trust's share was $3,422,000.

As a result of the defaults by the sublessee/mortgagor, on August 3,1994 the first mortgagee filed a foreclosure action in Superior Court of the State of California, County of Contra Costa, seeking to take full title to Phase I, to recover approximately $3,000,000 in insurance proceeds made available as a result of certain construction defects in Phase I ($500,000 of which had already been retained by the sublessee/mortgagor in part for attorneys' and engineers' fees) and to have a receiver appointed to operate the property. On August 26, 1994, the Court appointed a receiver for Phase
I. In addition, on August 8, 1994 the Investment Partnership filed a foreclosure action in Superior Court of the State of California, Contra Costa County, seeking to obtain full title to both Phase I and Phase II, to recover the construction defects insurance proceeds, to force the bank that had issued $1,750,000 in letters of credit as further security for the Investment Partnership's investments to honor the Investment Partnership's draw requests under those letters of credit and to have a receiver appointed to operate Phase II. On August 31, 1994, the Court appointed a receiver for Phase II. The nonjudicial foreclosure sale for Phase I had been set by the first mortgagee for December 5, 1994. On December 2, 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California.

Negotiations with the first mortgagee and the sublessee/mortgagor continue. At this time it is not possible to predict the outcome of these legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          PROPERTY CAPITAL TRUST
                                          Registrant

                                          /s/ Robert M. Melzer
                                          -------------------------------------
March 17, 1995                            Robert M. Melzer
- - ------------------                        President and Chief Executive Officer
     Date                                 (Principal Financial Officer)