Form 10-Q
period 1995-04-30
PROPERTY CAPITAL TRUST
filed 1995-06-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
(MARK ONE)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1995

                                      OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to


                        Commission File Number:  1-7003
                                                 ------

                         PROPERTY CAPITAL TRUST
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Massachusetts                              04-2452367
- - ------------------------------          --------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)



              One Post Office Square, Boston, Massachusetts 02109
              ---------------------------------------------------
                   (Address of principal executive offices)
                                  (zip code)


              Registrant's telephone number, including area code:
                                (617) 451-2400
                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X    No      .

Number of shares of Common Shares outstanding as of April 30, 1995: 9,050,881
                                                                    ---------

                            PROPERTY CAPITAL TRUST




                                     INDEX


                                                                    Page
PART I.  FINANCIAL INFORMATION                                     Number
                                                                   ------

   Consolidated Balance Sheet - April 30, 1995
     and July 31, 1994 (unaudited)                                     2

   Consolidated Statement of Income -
     Three and Nine Months Ended April 30, 1995 and 1994 (unaudited)   3

   Consolidated Statement of Cash Flows -
     Nine Months Ended April 30, 1995 and 1994 (unaudited)             4

   Consolidated Statement of Shareholders' Equity -
     Nine Months Ended April 30, 1995 and 1994 (unaudited)             5

   Notes to Consolidated Financial Statements (unaudited)            6-7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            8-11

PART II.  OTHER INFORMATION

   Item 2.  Legal Proceedings                                         12

   Item 4.  Submission of Matters to a vote of Security Holders       12

   Item 6.  Exhibits and Reports on Form 8-K                          12

PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(Unaudited)



                                                April 30,          July 31,
                                                  1995               1994
- - ------------------------------------------------------------------------------

ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust  $ 95,505,000     $105,295,000
    (net of accumulated depreciation of
    $13,273,000 and $10,362,000 in 1995
    and 1994, respectively)
  Structured Transactions held directly by
    the Trust                                    32,574,000       32,581,000
  Investment Partnerships                        50,958,000       51,998,000
                                                -----------      -----------
                                                179,037,000      189,874,000

  Allowance for possible investment losses      (17,413,000)     (17,413,000)
                                                -----------      -----------
                                                161,624,000      172,461,000

  Cash and cash equivalents                       3,101,000          720,000


  Interest and rents receivable
    Owned Properties held directly by the
      Trust                                       1,890,000        1,852,000
    Structured Transactions held directly by
      the Trust                                     233,000          259,000
    Other assets                                  1,142,000        1,541,000
                                               ------------     ------------
                                               $167,990,000     $176,833,000
                                               ============     ============

Liabilities and Shareholder's Equity
 Liabilities
  Accounts payable and accrued expenses       $   2,333,000    $   2,940,000
  Accrued interest                                1,593,000          711,000
  Bank note payable                                    -           5,000,000
  Mortgage notes payable                         38,270,000       43,110,000
  9 3/4% Convertible Subordinated Debentures      2,546,000        2,546,000
  10% Convertible Subordinated Debentures        29,125,000       30,823,000
                                                 ----------       ----------
                                                 73,867,000       85,130,000
                                                 ----------       ----------

Shareholders' Equity
  Common Shares (without par value,
    unlimited shares authorized, 9,050,881
    issued and outstanding at
    April 30, 1995 and 9,030,585 at July
    31, 1994)                                   106,177,000      106,060,000
  Accumulated deficit                           (12,054,000)     (14,357,000)
                                                -----------      -----------
Total Shareholders' Equity                       94,123,000       91,703,000
                                               ------------     ------------
                                               $167,990,000     $176,833,000
                                               ============     ============



                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)



                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    APRIL 30,                      APRIL 30,
                                             ------------------------     -------------------------
                                             1995              1994         1995             1994
- - ---------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly
 by the Trust                               $3,565,000     $4,241,000     $12,203,000    $9,849,000
Structured Transactions held directly
 by the Trust
  Base income                                  682,000        582,000       2,008,000     2,403,000
  Overage income                               471,000        468,000       1,357,000     1,512,000
Income from unconsolidated Investment
  Partnerships                                 553,000        540,000       1,270,000     1,759,000
                                             ---------      ---------      ----------    ----------
                                             5,271,000      5,831,000      16,838,000    15,523,000

Advisory fee income                             77,000         67,000         237,000       214,000
Interest income                                 67,000              -          69,000         1,000
                                             ---------      ---------      ----------    ----------
                                             5,415,000      5,898,000      17,144,000    15,738,000
EXPENSES                                     ---------      ---------      ----------    ----------
Expenses on Owned Properties held
 directly by the Trust                       1,647,000      2,107,000       5,204,000     4,914,000
Interest                                     1,585,000      1,940,000       5,325,000     5,075,000
Depreciation                                 1,059,000      1,030,000       3,166,000     2,594,000
General and administrative expenses            493,000        510,000       1,524,000     1,549,000
Professional fees                              141,000        (11,000)        266,000       277,000
Trustees' fees and expenses                     33,000         44,000         121,000       126,000
                                             ---------      ---------      ----------    ----------
                                             4,958,000      5,620,000      15,606,000    14,535,000
                                             ---------      ---------      ----------    ----------
INCOME BEFORE GAIN ON SALE OF REAL
 ESTATE INVESTMENTS AND EXTRAORDINARY
 ITEM                                          457,000        278,000       1,538,000     1,203,000

GAIN ON SALE OF REAL ESTATE INVESTMENTS        110,000      2,410,000       3,209,000     2,510,000
                                               -------      ---------       ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM               567,000      2,688,000       4,747,000     3,713,000

EXTRAORDINARY GAIN FROM EXTINGUISHMENT
 OF DEBT                                        88,000             -           88,000            -
                                            ----------     ----------     -----------    ----------
NET INCOME                                  $  655,000     $2,688,000     $ 4,835,000    $3,713,000
                                            ==========     ==========     ===========    ==========

NET INCOME PER SHARE
INCOME BEFORE GAIN ON SALE OF REAL
 ESTATE INVESTMENTS
 AND EXTRAORDINARY ITEM                          $0.05          $0.03           $0.17         $0.13
GAIN ON SALE OF REAL ESTATE
 INVESTMENTS                                      0.01           0.27            0.35          0.28
                                                  ----           ----            ----          ----
INCOME BEFORE EXTRAORDINARY ITEM                  0.06           0.30            0.52          0.41
EXTRAORDINARY GAIN FROM EXTINGUISHMENT
 OF DEBT                                          0.01             -             0.01            -
                                                  ----           ----            ----         -----
NET INCOME PER SHARE                             $0.07          $0.30           $0.53         $0.41
                                                 =====          =====           =====         =====
AVERAGE SHARES OUTSTANDING                   9,051,000      9,031,000       9,041,000     9,031,000
                                             =========      =========       =========     =========


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                         NINE MONTHS ENDED
                                                             APRIL 30,
                                                  ---------------------------
                                                    1995               1994
- - -----------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Income                                       $4,835,000         $3,713,000
Adjustments to Net Income
  Gain on sale of real estate investments        (3,209,000)        (2,510,000)
  Depreciation and amortization                   3,310,000          2,594,000
  Income from unconsolidated Investment
    Partnerships                                 (1,270,000)        (1,759,000)
  Distributions of income from Investment
    Partnerships                                  1,522,000          1,831,000
  Changes in assets and liabilities
    (Increase) decrease in interest and
     rents receivable                               (12,000)            29,000
    Decrease (increase) in other assets, net        255,000           (342,000)
    Increase in accounts payable, accrued
     expenses and accrued interest                  392,000            673,000
                                                  ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES         5,823,000          4,229,000
                                                  ---------          ---------
INVESTING ACTIVITIES

Owned Properties held directly by the Trust
  Disposition                                    15,310,000         12,567,000
  Additions                                      (5,587,000)        (7,584,000)
Structured Transactions held directly by
  the Trust
  Dispositions/repayments                             7,000          5,095,000
Investment Partnerships
  Distributions in excess of income                 898,000             45,000
                                                 ----------         ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES        10,628,000         10,123,000
                                                 ----------         ----------
FINANCING ACTIVITIES

Repayment of bank note payable, net              (5,000,000)        (6,130,000)
Cash dividends paid                              (2,532,000)        (1,896,000)
Prepayment of mortgage notes payable, net        (4,440,000)        (5,910,000)
Scheduled amortization of mortgage notes payable   (400,000)          (355,000)
Repurchase of 10% Debentures                     (1,698,000)              -
Proceeds from exercise of stock options                -                 8,000
                                                 ----------        -----------

NET CASH USED IN FINANCING ACTIVITIES           (14,070,000)       (14,283,000)
                                                -----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS         2,381,000             69,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    720,000            324,000
                                                 ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $3,101,000         $  393,000
                                                 ==========         ==========


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                    NINE MONTHS ENDED
                                                       APRIL 30,
                                         -------------------------------------
                                               1995                   1994
- - ------------------------------------------------------------------------------

COMMON SHARES

Balance at beginning of period           $106,060,000            $106,052,000
Shares issued                                 117,000                    -
Stock options exercised                          -                      8,000
                                         ------------            ------------
Balance at end of period                  106,177,000             106,060,000
                                         ------------            ------------

ACCUMULATED DEFICIT

Balance at beginning of period            (14,357,000)            (15,918,000)
Net income                                  4,835,000               3,713,000
Cash dividends paid                        (2,532,000)             (1,896,000)
                                          -----------             -----------
Balance at end of period                  (12,054,000)            (14,101,000)
                                          -----------             -----------
TOTAL SHAREHOLDERS' EQUITY               $ 94,123,000            $ 91,959,000
                                          ===========             ===========

NUMBER OF COMMON SHARES

Common Shares issued and outstanding
  at beginning of period                    9,030,585               9,028,585
Shares issued                                  20,296                    -
Stock options exercised                          -                      2,000
                                           ----------               ---------

Common Shares issued and outstanding
  at end of period                          9,050,881               9,030,585
                                          ===========              ==========




                                 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of April 30, 1995 and the results of its operations and its cash flows for the periods ended April 30, 1995 and 1994.

Operating results for the nine months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1995. The information contained in these financial statements should be read in conjunction with the Trust's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 1994.

2.  INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships, or a participation agreement, in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change did not affect the Trust's net income (loss) or shareholders' equity, prior period financial statements have been restated to reflect the change as if it had occurred at the beginning of the period. The change in accounting is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

During  the  quarter  ended  April  30, 1995, PCA Southwest Associates  Limited
Partnership ("Southwest"), an Investment Partnership which owned 3,000 apartments in Houston, Texas, sold the Braes Hill project (152-units) to an unrelated party resulting in a gain to the Trust of $110,000. The Trust has a 45.45% general partner's interest in Southwest.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:


                                Three Months Ended         Nine Months Ended
                                     APRIL 30,                  APRIL 30,
                              --------------------       -------------------
                                1995          1994         1995         1994
- - ------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties $5,308,000    $3,155,000   $15,608,000  $6,950,000
Structured Transactions
  Base income                  652,000     1,060,000     1,996,000   3,393,000
  Overage income               192,000       115,000       473,000     289,000
Other income                   127,000         4,000       158,000      15,000
                             ---------     ---------    ----------  ----------
                             6,279,000     4,334,000    18,235,000  10,647,000
                             ---------     ---------    ----------  ----------
EXPENSES


Owned Properties expenses    3,014,000     1,656,000     9,734,000   3,525,000
Depreciation                 1,045,000       678,000     3,088,000   1,805,000
Interest                       581,000       172,000     1,387,000     172,000
Other                          402,000       442,000     1,137,000     667,000
                             ---------     ---------    ----------   ---------
                             5,042,000     2,948,000    15,346,000   6,169,000
                             ---------     ---------    ----------   ---------

INCOME BEFORE GAIN ON SALE
 OF REAL ESTATE INVESTMENT   1,237,000     1,386,000     2,889,000   4,478,000

GAIN ON SALE OF REAL
 ESTATE INVESTMENT             242,000            -        242,000          -
                            ----------    ----------   -----------  ----------
NET INCOME                  $1,479,000    $1,386,000   $ 3,131,000  $4,478,000
                            ==========    ==========   ===========  ==========
NET INCOME
INCOME BEFORE GAIN ON SALE
  OF REAL ESTATE INVESTMENT
   Trust's share of income
    before gain on sale of
    real estate investment  $  553,000    $  540,000   $ 1,270,000  $1,759,000
   Limited partners' share
    of income before gain
    on sale of real
    estate investment          684,000       846,000     1,619,000   2,719,000


GAIN ON SALE OF REAL ESTATE
  INVESTMENT
   Trust's share of gain on
    sale of real estate
    investment                 110,000           -         110,000          -
   Limited partners' share of
    gain on sale of real
    estate investment          132,000            -        132,000          -
                            ----------    ----------   -----------  ----------
                            $1,479,000    $1,386,000   $ 3,131,000  $4,478,000
                            ==========    ==========   ===========  ==========


3.  INDEBTEDNESS

At April 30, 1995, three of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $38,270,000. In February 1995 the Trust paid down by $2,000,000 the first mortgage loan on one of its Owned Properties held directly by the Trust, Loehmann's Fashion Island, which payment eliminated the requirement for monthly amortization payments prior to maturity in July 1998.

During the quarter ended April 30, 1995, $1,698,000 aggregate principal amount of the Trust's 10% Convertible Subordinated Debentures were repurchased and canceled by the Trust. The Trust recognized an extraordinary gain from the extinguishment of debt of $88,000 due to the repurchase of the Debentures at less than their net carrying amount.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVISED BUSINESS PLAN

For the past several fiscal years, the Trust's business plan has focused on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. This business plan was in large part a response to the impact of the recent recession on the real estate industry. During the time this plan was in effect, the Trust retained much of its portfolio. Following improvements in rental rates and occupancies throughout the portfolio attributable to improving economic conditions and considerable progress made by management in resolving problems affecting the portfolio, the Trustees reevaluated the business plan. The Trustees have concluded that the best means to maximize shareholder values is to provide for an orderly disposition of the Trust's investments. The Trustees also considered and rejected other strategies, such as a business combination
or  expanding  the  trust, as  being  unlikely  to  be  consummated   or
inappropriate given their belief that the stock price is not reflective of the value of the Trust's assets. The Trustees anticipate that the new strategy will involve dispositions of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process.

The Trustees intend to seek approval of the Trust's shareholders at its 1995 Annual Meeting of Shareholders of amendments to the Trust's Declaration of Trust that are necessary for the implementation of this Plan. To the extent the Trust receives net proceeds from sales of its properties, the Trust intends to utilize such net proceeds to retire debt and/or make distributions to shareholders. No assurances can be given as to the time required to carry out the plan (although the Trustees currently anticipate that the plan can be fully implemented within three to five years) or the price at which the properties can be sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at April 30, 1995 was $69,941,000 as compared to $81,479,000 at July 31, 1994. The Trust's debt to equity ratio decreased to .74 at April 30, 1995 from .89 at July 31, 1994. The decrease in the Trust's debt was due to the sale of 6110 Executive Boulevard, which was encumbered by a $6,440,000 first mortgage, repayment in full of the Trust's outstanding balance on its bank note payable and the repurchase of $1,698,000 aggregate principal amount of the Trust's 10% Convertible Subordinated Debentures, offset in part by a net addition of $2,000,000 borrowed under the first mortgage secured by Loehmann's Fashion Island. The debt to equity ratio also improved as a result of the sale of two investments, 6110 Executive Boulevard at a gain of $3,099,000 and Braes Hill apartments at a gain of $110,000.

The Trust's bank note payable, which as noted above has no outstanding balance, was a revolving bank line that provided available credit of $20,000,000 at July 31, 1994. In January 1995, when the Trust borrowed an additional $4,000,000 under the first mortgage secured by Loehmann's Fashion Island, the amount available under the bank line was reduced to $16,000,000. In February 1995, following the sale of 6110 Executive Boulevard, the Trust agreed to reduce further its borrowing capacity under its bank line to $10,000,000, an amount which the Trust believes is adequate to meet its working capital requirements for the foreseeable future.

In January 1995, the Trust borrowed an additional $4,000,000 (at prime plus 1/4%) under its $30,000,000 first mortgage commitment secured by Loehmann's Fashion Island, increasing the aggregate amount advanced to the Trust to $22,000,000. During the quarter ended April 30, 1995, a portion of the sale proceeds from the sale of 6110 Executive Boulevard was used to make a $2,000,000 amortization payment on this mortgage, which payment eliminated the requirement for monthly amortization payments prior to maturity in July 1998. As a result of the $2,000,000 amortization payment, the first mortgage commitment was reduced to $28,000,000.

Management believes that with its cash provided by operating activities retained after dividends and its borrowing capacity under its existing bank line, the Trust will be able to meet its fiscal 1995 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $1,500,000 during the remainder of fiscal 1995. Further, the Trust believes that these same sources will be sufficient to fund its capital expenditure requirements and anticipated long-term liquidity requirements for the foreseeable future.

FUNDS FROM OPERATIONS

Funds from operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from Operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (Funds from Operations equals net income, excluding gains (losses) from debt restructurings, sales of properties and extraordinary items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from Operations should be considered in conjunction with net income as presented in the Trust's unaudited financial statements. Funds from Operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from Operations was calculated by the Trust as follows:

                                      Three Months Ended       Nine Months Ended
                                          APRIL 30,                APRIL 30,
                                     --------------------    -----------------------
                                       1995        1994        1995         1994
- - ------------------------------------------------------------------------------------
Net Income before Gain on Sale of
  Real Estate Investments and
  Extraordinary Item                $  457,000   $  278,000   $1,538,000  $1,203,000

Depreciation on Owned Properties
  held directly by the Trust         1,059,000    1,030,000    3,166,000   2,594,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                         526,000      351,000    1,553,000     951,000
                                    ----------   ----------   ----------  ----------
                                    $2,042,000   $1,659,000   $6,257,000  $4,748,000
                                    ==========   ==========   ==========  ==========



REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY FOR THE QUARTER

APARTMENTS

The Trust, as general partner of PCA Canyon View Associates Limited Partnership, an Investment Partnership in which the Trust has invested approximately $3,400,000, continues to negotiate with its sublessee/mortgagor and the first mortgagee on Phase I of this two-phase apartment project in which the partnership invested. As previously reported the Investment Partnership has not been paid by its sublessee/mortgagor since June 1994. Management believes that adequate provision has been made in the Trust's loss allowance for any loss that may be sustained on these investments. (See "Item 2. Legal Proceedings.")

During the quarter ended April 30, 1995, PCA Southwest Associates Limited Partnership, an Investment Partnership that now owns 2,848 apartment units in Houston, Texas, completed the sale of Braes Hill, a 152-unit complex. The property was sold at a gain, of which the Trust's share was $110,000. As previously reported, the Investment Partnership, which also owns Telegraph Hill, Phase B, a 259-unit complex, ceased making payments to the first mortgagee and is attempting to restructure the terms of the mortgage, on which $2,487,000 is outstanding. The amount of the unpaid debt service through April 30, 1995 is $161,603. Additionally, Chimney Rock, a 714-unit complex held in this Investment Partnership is being offered for sale. Management believes that adequate provision has been made in the Trust's loss allowance for any loss that may be sustained on this sale.

OFFICE BUILDINGS

During the quarter ended January 31, 1995, the Trust completed the sale of 6110 Executive Boulevard located in Rockville, Maryland, for $16,380,000 resulting in a gain to the Trust of approximately $3,099,000 after all closing costs. The Trust took title to this property in February 1994 after previously writing down its land leaseback and mortgage loan investments by a total of $6,000,000 in fiscal 1992 and 1994.

HOTELS

As previously reported, the Trust has granted its lessee/mortgagor an option to purchase the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. Subsequent to the end of the quarter the Trust agreed to grant an extension of the option through September 15, 1995, in exchange for an additional non-refundable deposit of $50,000, which will bring the total non-refundable amounts received by the Trust to $350,000. However, there can be no assurance that the lessee/mortgagor of the Grosvenor Airport Inn will exercise its option. The Trust had previously restructured this transaction to provide for a reduced annual return of $160,000. The anticipated loss on sale has been provided for in the Trust's allowance for possible investment losses.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1995 VERSUS THE THREE AND NINE MONTHS ENDED APRIL 30, 1994

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 16% for the three months ended April 30, 1995 as compared to the same period in the prior year, primarily due to the Trust's sale of 6110 Executive Boulevard office building in January 1995, which the Trust acquired from its lessee effective February 1994 (converting the investment from a Structured Transaction held directly by the Trust to an Owned Property held directly by the Trust) and the sale of Eagle apartments in March 1994. Rents from Owned Properties held directly by the Trust increased 24% for the nine months ended April 30, 1995 as compared to the same period in the prior year primarily due to an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants have taken occupancy, $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island in the first quarter of fiscal 1995, the acquisition of 6110 Executive Boulevard effective February 1994, and an increase in rental revenues from increased occupancy at One Park West, offset in part by the impact of the sale of Eagle apartments (March
1994).

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) increased 17% for the three months ended April 30, 1995 as compared to the same period in the prior year, primarily due to the restructuring of the Cincinnati Marriott Inn investment in April 1994. Base income decreased 16% for the nine months ended April 30, 1995 as compared to the same period into the prior year primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust, the prepayment of the loan on and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March
1994) and the prepayment of the Rapids Mall's mortgage loan (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income from Structured Transactions held directly by the Trust decreased 10% for the nine months ended April 30, 1995 as compared to the same period in the prior year, primarily due to the sales of the Village Oaks and Brown County Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships decreased 28% for the nine months ended April 30, 1995 as compared to the same period in the prior year, primarily due to the reduced net income recorded by the Trust from PCA Southwest Associates Limited Partnership, the Partnership which owns 2,848 apartment units in Texas. The apartments were converted to Owned Properties in March 1994 and since that date the Trust's share of income from this Investment Partnership is reported net of depreciation expense. Previously, as a Structured Transaction held in an unconsolidated Investment Partnership, the revenues of the Partnership consisted of mortgage interest on the partnership's mortgage loan investment . The decrease in income from unconsolidated Investment Partnerships was also due to the cessation of rent and interest payments from the sublessee/mortgagor of the Canyon View apartment investments and the associated legal and professional fees incurred during negotiations. (See "Item 2. Legal Proceedings," for a discussion of the bankruptcy filing of the Investment Partnership that holds the Canyon View investments.)

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 22% for the three months ended April 30, 1995 as compared to the same period in the prior year due to the sales of 6110 Executive Boulevard and Eagle apartments. The expenses on Owned Properties held directly by the Trust increased 6% for the nine months ended April 30, 1995 as compared to the same period in the prior year primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust in February 1994 until its sale in January 1995, and an increase in operating expenses at the redeveloped Loehmann's Fashion Island, offset in part by the impact of the sale of the Eagle apartments (March 1994).

Interest expense decreased 18% for the three months ended April 30, 1995 as compared to the same period in the prior year due to the sale of 6110 Executive Boulevard and Eagle Apartments which were encumbered by mortgage financing, offset in part by an increase in interest expense related to Loehmann's Fashion Island. Interest expense increased 5% for the nine months ended April 30, 1995 as compared to the same period in the prior year due to the interest expense incurred on the first mortgage on 6110 Executive Boulevard, until the date of sale in January 1995, and an increase in interest expense related to Loehmann's Fashion Island. These increases were offset in part by a reduction in interest expense due to the sale of Eagle apartments in March 1994.

Depreciation expense increased 3% and 22% for the three and nine months ended April 30, 1995 as compared to the same periods in the prior year, primarily due to the acquisition of 6110 Executive Boulevard in the prior year and the related depreciation expense incurred until the sale of this property in January 1995 and the increase in depreciation on the redeveloped Loehmann's Fashion Island, offset in part by the elimination of depreciation on Eagle apartments due to its sale in March 1994. Professional fees increased to $141,000 for the three months ended April 30, 1995 from a credit of $11,000 in the comparable period of the prior year primarily due to expenses incurred by the Trust in its review of long-term strategy.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the third quarter of fiscal 1995 included a gain of $110,000 ($.01 per share) on the sale of Braes Hill apartments located in Houston, Texas. In the comparable quarter last year net income included a gain of $2,410,000 ($.27 per share) comprised of the sale to the Trust's lessee of the Trust's Village Oaks investment at a gain of $2,500,000 offset by a $90,000 loss on the sale of Eagle apartments. Net income for the nine months ended April 30, 1995 also included a gain of $3,099,000 ($.34 per share) on the sale of 6110 Executive Boulevard. In the comparable period last year net income also included a $100,000 ($.01 per share) gain on the sale of the Trust's land investment in the Brown County Inn, located in Nashville, Indiana.

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

The Trust purchased $1,698,000 of its 10% Convertible Subordinated Debentures at less than their carrying value, producing a gain of $88,000 ($.01 per share).

NET INCOME

Net Income for the three and nine months ended April 30, 1995 was $655,000 ($.07 per share) and $4,835,000 ($.53 per share) as compared to $2,688,000
($.30 per share) and $3,713,000 ($.41 per share) for the same periods in the prior year.

DIVIDENDS

The dividend declared for the third quarter of fiscal 1995 was $.10 per share versus $.07 per share for the same period in the prior year. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In July 1994, the sublessee/mortgagor of PCA Canyon View Associates Limited Partnership (an Investment Partnership) of two apartment projects in San Ramon, California (know as "Canyon View I" and "Canyon View II" and containing 248 and 188 units, respectively) failed to make the required payments due the Investment Partnership and the ground lessor. In addition, in August 1994, the sublessee/mortgagor failed to make the required mortgage payment due the first mortgagee of Phase I. The outstanding balance of the first mortgage secured by Phase I was $12,000,000. The Investment Partnership's carrying value of the properties was $14,374,000 at April 30, 1995, of which the Trust's share was $3,422,000.

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

In November 1994, a space tenant that occupies approximately 70% of College Hills 3, a 37,700 square foot office building located in Overland Park, Kansas and owned by Property Capital Midwest Associates, L.P. (an Investment Partnership), filed an action in the District Court of Johnson County, Kansas, in which the tenant claims that the Trust and the Investment Partnership have violated the terms of the tenant's space lease. The tenant has alleged that it had an oral agreement with the Investment Partnership's predecessor-in-interest to the building, with the Trust and with the Investment Partnership to lease additional space that might become available in the building, which allegation the Trust and Investment Partnership have denied. After the filing of the action, negotiations for the possible sale of the building to the tenant ensued, but the Trust determined that it preferred to lease the building to the tenant on the terms demanded by the tenant in the litigation rather than to sell the building to the tenant on the terms then being discussed. In March 1995, a settlement agreement to grant the tenant the expansion rights it had requested in its original pleading in the litigation was entered into with the tenant but the tenant is currently disputing some of the terms of the leases proffered to it pursuant the settlement agreement and is arguing that the settlement agreement did not in fact constitute a full and final settlement amongst the parties to the litigation. In a pleading filed in the litigation, the tenant has also asserted that it is entitled to damages in excess of $1,000,000, which assertion is denied by the Trust and the Investment Partnership. Although it is not possible to predict with certainty the outcome of the litigation, the Trust and the Investment Partnership do not believe that they have any material liability to the tenant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        PROPERTY CAPITAL TRUST
                                              Registrant


                                         /S/ ROBERT M. MELZER
                                         ------------------------------------
                                         Robert M. Melzer
June 14, 1995                            President and Chief Executive Officer
- - -------------                            (Principal Financial Officer)
Date