Form 10-K405
period 1995-07-31
PROPERTY CAPITAL TRUST
filed 1995-10-30
CIK 80718

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIS
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from           to
                                            ---------     -----------

                           Commission File No. 1-7003

                            PROPERTY CAPITAL TRUST
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                       04-2452367
------------------------------------       ------------------
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)         Identification No.)

 ONE POST OFFICE SQUARE, 21ST FLOOR
       BOSTON, MASSACHUSETTS                     02109
------------------------------------       ------------------
  (Address of principal executive              (Zip Code)
               offices)

       Registrant's telephone number, including area code: (617) 451-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of exchange
        Title of each Class               on which registered
------------------------------------    ------------------------
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
Yes  X   No    .
    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No    .
                ---     ---
As of September 30, 1995, the aggregate market value of Common Shares held by non-affiliates of the registrant was approximately $75,826,000.

As of September 30, 1995, there were 9,053,881 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on December 15, 1995 are incorporated by reference into Part III as set forth herein.

================================================================================

PART I

ITEM 1.   BUSINESS
--------------------------------------------------------------------------------

Property Capital Trust (the "Trust") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 9, 1969, as amended. The Trust has qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code since 1969. It intends to continue to qualify as a REIT. On May 24, 1995, the Board of Trustees of the Trust adopted, subject to shareholder ratification, a new business plan, which provides for the orderly disposition of the Trust's assets, on a property-by-property basis, over a period estimated to be between three and five years. See "New Business Plan."

REAL ESTATE INVESTMENTS

The Trust's real estate portfolio ("Real Estate Investments") is comprised primarily of equity investments in office buildings, shopping centers, apartment complexes and hotels located throughout the United States. The Trust's investments are either made directly (including through wholly owned subsidiaries) or through limited partnerships or a participation agreement (classified as and referred to herein as "Investment Partnerships") in which the Trust is general partner or lead lender and other institutional investors are the limited partners or participating lenders.

For financial reporting purposes, the Trust categorizes its investments into four groups, Owned Properties held directly by the Trust (which includes investments held by wholly owned subsidiaries), Structured Transactions held directly by the Trust, Asset Held for Sale directly by the Trust (which currently consist only of one Owned Property), and interests in Investment Partnerships (which hold Owned Properties, Structured Transactions and Assets Held for Sale). Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions. Investments constituting ownership of improved income producing properties are classified as Owned Properties. Owned Properties involve operational and management responsibilities with on-site property management delegated to independent contractors. Owned Properties which have been approved for sale by the Trustees (and if applicable the limited partners of an Investment Partnership) that are currently being marketed for sale are classified as Assets Held for Sale.

At July 31, 1995, the Trust's portfolio of Real Estate Investments included eight Owned Properties, consisting of four held directly by the Trust and four held by Investment Partnerships; 14 Structured Transactions, consisting of ten held directly by the Trust and four held by Investment Partnerships; and five Assets Held for Sale, one of which is classified as an Asset Held for Sale directly by the Trust (previously classified as an Owned Property held directly by the Trust) and four of which are classified as Assets Held for Sale in Investment Partnerships (previously classified as Owned Properties held by Investment Partnerships).

For a description of the Trust's individual investments and developments relating to such investments during the year, see Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust, and Schedule III,
Schedule IV, Exhibit A and Exhibit B included in Item 14 hereof.

NEW BUSINESS PLAN

The Trust's business plan has focused on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. The business plan was in large part a response to the impact of the recent recession on the real estate industry. During the time this plan was in effect, the Trust retained much of its portfolio, disposing of four investments in fiscal 1994 and two investments in fiscal 1995.

Following improvements in rental rates and occupancies throughout the Trust's portfolio attributable to improving economic conditions and considerable progress made by management in resolving problems affecting the portfolio, the Trustees undertook a reevaluation of the Trust's business plan in the context of developing a new long-term strategy that would seek to maximize shareholder values. The Trustees initiated such a review of the Trust's long-term strategy because of their belief that the Trust's stock price has not been reflective of the true value of the Trust's assets. The result of this reevaluation was the adoption by the Trustees on May 24, 1995, subject to shareholder ratification, of a new business plan which provides for the orderly disposition of the Trust's investments over an estimated period of three to five years.

In implementing the new business plan, the Trustees envision two different approaches, one relating to the Structured Transactions and the other to the Owned Properties.

With respect to the Structured Transactions, the Trust has commenced discussions with many of its lessees/mortgagors regarding repurchasing or repaying the Trust's investments. Since management is intent on realizing full value for the

Structured Transactions, negotiations with these logical purchasers are likely to extend over a considerable period of time. Management believes that this period could last from three to five years.

With respect to the disposition of Owned Properties, the Trust will base its decision with respect to timing of sales on such factors as the physical condition of a property and the occupancy and cash flow status of a property. The Trust anticipates using brokers to handle most sales of Owned Properties. It is expected that once a decision to sell an Owned Property is made, the process of broker selection, marketing contract negotiations and closing should normally take between six and nine months.

It is not expected that any property will be sold to persons deemed to be affiliates of the Trust. Each offer to purchase Trust assets must be acted upon by the Board of Trustees, which Board is comprised of seven Trustees, five of whom are unaffiliated with the Trust or its former investment advisor.

It is difficult to predict the exact timing of, or the amount of net proceeds from, the sale of the Trust's assets. No prices have been established for the portfolio. Accordingly, it is not possible to determine at this time the aggregate net proceeds that may ultimately be available for distribution to the Trust's shareholders. That amount will depend upon a variety of factors, including the timing of and the net proceeds realized from the sale of the Trust's assets, as well as the ultimate amount of expenses and other obligations and liabilities that must be satisfied out of the Trust's assets.

Proceeds from dispositions may be used during the course of the implementation of the new business plan to retire debt, repurchase outstanding Common Shares and/or make distributions to shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions to shareholders will be made periodically at such times and upon such terms as determined by the Trustees. Following the sale of all of the Trust's assets and satisfaction by the Trust, through payment or establishment of reserves, of all of its liabilities and obligations, the Trust will distribute to its shareholders the balance of available proceeds. The Trustees may from time to time fix a date in respect of any distribution for the determination of the persons to be treated as shareholders of record entitled to receive such distributions.

Before the final distributions of the Trust's remaining assets to the shareholders, the Common Shares will continue to be transferable and the Trust's shareholders will continue to have such rights as applicable law confers upon shareholders. It is the intention of the Trustees to maintain the listing of the Common Shares on the American Stock Exchange until such time as the American Stock Exchange causes the Common Shares to be delisted. Once all of the Trust's assets have been sold and the net proceeds are distributed to the Trust's shareholders, legal formalities of terminating the Trust will be completed in accordance with the Declaration of Trust and with Massachusetts law.

At the 1995 Annual Meeting of Shareholders the Trustees intend to seek ratification of the new business plan and approval of certain amendments to the Trust's Declaration of Trust that are necessary for the implementation of the plan. In the event of the failure of the shareholders to ratify the new business plan and to approve the proposed amendments, the Trust intends to continue to transact business as a REIT and to consider alternative courses of action.

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

TENANTS

Spaces in the Owned Properties are leased to 2,997 tenants, including 83 retail tenants, 195 office tenants and 2,719 apartment tenants. The lease terms range from tenancies-at-will to 20 years.

PROPERTY MANAGEMENT

All Owned Properties are managed by professional property management firms that are independent of the Trust and report directly to the Trust's management. Property management fees range from 2.5% to 5% of annual gross receipts from the operations of the properties and each property management agreement may be terminated upon 30 days' notice.

INSURANCE

The Owned Properties, which include properties that are owned directly by the Trust (or its subsidiaries) and by the Investment Partnerships, have commercial general liability coverage, with limits of $76,000,000 per occurrence and $89,000,000 in the aggregate except for PCA Southwest Associates Limited Partnership, which is subject to a $77,000,000 aggregate limit. This coverage protects the Trust and, where applicable, the Investment Partnerships against liability claims as well as the costs of defense. Property insurance on the Owned Properties is maintained on a replacement value basis covering both the cost of direct physical damage and the loss of rental income, subject to a limit of $50,000,000 at any one location except Loehmann's Fashion Island, which is subject to a $21,000,000 limit, and the Houston apartments owned by PCA Southwest Associates Limited Partnership, which are subject to a $79,005,600 limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10,000,000 for each peril, with the exception of the Houston apartments which are subject to a $17,500,000 limit with a $500,000 per building deductible (for flood coverage only). Liability and property insurance for Structured Transactions is carried by the Trust's lessees/mortgagors.

As of the end of fiscal 1995, two Investment Partnerships - Property Capital Midwest Associates, L.P. and PCA Southwest Associates Limited Partnership - held Owned Properties. Subsequent to the fiscal year end, a third Investment Partnership - PCA Canyon View Associates Limited Partnership - converted its investments in Phase II to an Owned Property (see Item 3, "Legal Proceedings"). The Trust, as general partner, is liable for all obligations of and claims made against Property Capital Midwest Associates, L.P. and PCA Canyon View Associates Limited Partnership beyond the net worth of such partnerships and, in the case of claims covered by the Investment Partnership's liability insurance, the amount of such insurance. The Trust has sought to obviate such liability with respect to PCA Southwest Associates Limited Partnership by transferring its general partnership interest to a limited partnership of which a wholly owned subsidiary of the Trust is the general partner and the Trust is the limited partner.

THE ADVISOR; INTERNALIZATION OF MANAGEMENT

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

GOVERNMENT REGULATIONS

A number of jurisdictions have laws and regulations relating to the ownership of real estate, such as local building and similar codes. From time to time, capital expenditures on Owned Properties may be required to comply with changes in these laws. No material expenditures are contemplated at this time in order to comply with any such laws or regulations.

Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released on, under or in its property. The costs of such removal or remediation can be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or lease such real estate or to borrow using such property as collateral. Management is not aware of any material violation of applicable environmental requirements with respect to any of its real estate investments, nor does it contemplate having to make any material expenditures in order to comply with any current environmental laws or regulations.

CUSTOMERS

As of July 31, 1995, the Trust's most significant relationship with any single third-party owner of real estate was with National Housing Partnerships ("NHP") which, through affiliates, is the lessee/mortgagor in two of the Trust's apartment investments. The Trust's investments consist of a $5,400,000 land leaseback in Sandpiper Cove Apartments and investments totaling $9,770,000 in Elm Creek Apartments (a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan). These investments accounted for approximately 9% of the Trust's real estate portfolio as of July 31, 1995 and approximately 6% of the Trust's total revenues from its real estate portfolio during fiscal 1995. Neither NHP nor any other lessee or borrower is affiliated with the Trust or its Trustees.

ANTICIPATED CAPITAL EXPENDITURES

In accordance with the Trust's new business plan, no new investments in properties are anticipated. The Owned Properties, pending sale, will continue to be managed aggressively to maximize performance and values. For fiscal 1996, the aggregate amount of anticipated capital expenditures at Owned Properties held directly by the Trust and Asset Held for Sale directly by the Trust is $1,900,000, primarily for tenant improvements and leasing commissions. The funds necessary for capital expenditures are anticipated to be available from cash flow provided by operations, through borrowings under the Trust's line of credit and from proceeds from the sale of properties.

Additionally, the Trust's share of anticipated tenant improvements, leasing commissions and other capital expenditures at Owned Properties held in Investment Partnerships and Assets Held for Sale in Investment Partnerships is approximately $900,000. These funds are anticipated to be available from the Investment Partnerships' cash flows.

BORROWING

At July 31, 1995, the Trust had $71,816,000 of debt outstanding as follows:

                                                                                                Principal
                                                                             Interest Rate       Amount
        --------------------------------------------------------------------------------------------------
        Mortgage notes payable                                                    7.86%        $40,145,000
        Convertible Subordinated Debentures                                       9.75           2,546,000
        Convertible Subordinated Debentures                                      10.00          29,125,000
                                                                                               -----------
        Weighted Average                                                          8.79%        $71,816,000
                                                                                               ===========

For additional information, see Item 7 and Note 3 of the Notes to Consolidated Financial Statements of the Trust.

ITEM 2.   PROPERTIES
--------------------------------------------------------------------------------

The Trust's Real Estate Investments (net of accumulated depreciation) consist of the following:

                                                                              July 31,
                                                           ----------------------------------------------
                                                               1995             1994             1993
        -------------------------------------------------------------------------------------------------
        Owned Properties held directly by the Trust        $ 83,985,000     $105,295,000     $101,160,000
        Structured Transactions held directly by the
          Trust
          Land leasebacks                                    17,140,000       17,140,000       21,140,000
          Mortgage loans                                     15,431,000       15,441,000       21,925,000
        Investment Partnerships*                             48,299,000       51,998,000       51,928,000
                                                           ------------     ------------     ------------
                                                            164,855,000      189,874,000      196,153,000
        Allowance for possible investment losses            (14,077,000)     (17,413,000)     (20,129,000)
                                                           ------------     ------------     ------------
                                                            150,778,000      172,461,000      176,024,000
        Asset Held for Sale directly by the Trust            10,185,000                -                -
                                                           ------------     ------------     ------------
                                                           $160,963,000     $172,461,000     $176,024,000
                                                           ============     ============     ============

       * Includes Assets Held for Sale in Investment Partnerships.

Many of the investments in the portfolio are subject to first mortgage financing, which aggregated $182,686,000 as of July 31, 1995. Included in this amount is $40,145,000 of debt on three of the Owned Properties held directly by the Trust and $25,420,000 of debt on Owned Properties held in Investment Partnerships. The balance represents mortgage debt on Structured Transactions, which is not presented as a liability in the Trust's financial statements because the obligation to pay such debt is that of the Trust's lessees/mortgagors. All of the first mortgage financing, with the exception of $15,000,000 of debt on Loehmann's Fashion Island, is non-recourse to the Trust. For additional information, see Note 3 of the Notes to Consolidated Financial Statements of the Trust and Schedule III and Exhibit A included in Item 14 hereof.

As of July 31, 1995, the Trust's Real Estate Investments (net of accumulated depreciation and before the allowance for possible investment losses) were diversified by type of property as follows:

                                                                    Number of      Investment       % of
                             Type of Property                       Properties       Amount        Total
        -------------------------------------------------------------------------------------------------
        Office Buildings                                                 7        $ 69,178,000        40%
        Shopping Centers                                                 5          56,480,000        32
        Apartments                                                      11          28,685,000        16
        Hotels                                                           4          20,697,000        12
                                                                        --
                                                                                  ------------       ---
                                                                        27        $175,040,000       100%
                                                                        ==        ============       ===

As of July 31, 1995, the Trust's Real Estate Investments (net of accumulated depreciation and before the allowance for possible investment losses) were diversified by geographic region as follows:

                                                                    Number of      Investment       % of
                            Geographic Region                       Properties       Amount        Total
        -------------------------------------------------------------------------------------------------
        Midwest                                                         11        $ 83,487,000        48%
        South                                                            7          58,016,000        33
        West                                                             8          14,850,000         8
        East                                                             1          18,687,000        11
                                                                        --
                                                                                  ------------       ---
                                                                        27        $175,040,000       100%
                                                                        ==        ============       ===

The Trust has investments in 27 properties (including those held in Investment Partnerships) located throughout the United States. Four properties are owned by the Trust (or wholly owned subsidiaries) and are classified as Owned Properties held directly by the Trust. Ten properties are investments in which the Trust owns and leases back land and/or holds a mortgage loan and are classified as Structured Transactions held directly by the Trust. One property owned by the Trust is classified as an Asset Held for Sale directly by the Trust, a property which was previously classified as an Owned Property held directly by the Trust.

The Trust has investments in five Investment Partnerships. Two of such Investment Partnerships own an aggregate of eight properties, four of which are classified as Owned Properties held in Investment Partnerships and four of which are classified as Assets Held for Sale in Investment Partnerships. The remaining three Investment Partnerships hold an aggregate of four properties all of which are classified as Structured Transactions held in Investment Partnerships.

The following is a schedule of the 27 properties in which the Trust has investments.

INVESTMENTS HELD DIRECTLY BY THE TRUST

                                                                                         Trust's                        Average
                                                                       Year Built/      Carrying       Third Party      Rent per
                                   Location         Property Size       Renovated         Value        Indebtedness     Sq. Foot
--------------------------------------------------------------------------------------------------------------------------------
OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

OFFICE
One Park West                   Chevy Chase, MD     128,500 sq.ft.        1980         $18,687,000     $  9,898,000      $25.76
Citibank Office Plaza           Schaumburg, IL      105,400 sq.ft.        1978          10,263,000                -      $17.89
Park Place                      Clayton, MO          72,000 sq.ft.        1984          11,432,000        8,515,000      $21.13
                                                    --------------                     -----------      -----------
                                                    305,900 sq.ft.                     $40,382,000     $ 18,413,000
                                                    ==============                     ===========      ===========
RETAIL
Loehmann's Fashion Island       Aventura, FL        282,000 sq.ft.      1980/1994      $43,603,000     $ 21,732,000      $15.57(1)
                                                    ==============                     ===========      ===========

                                  Percent
                                  Leased
                                  7/31/95
-------------------------------------------------
OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

OFFICE
One Park West                        98%
Citibank Office Plaza                90%
Park Place                           99%

RETAIL
Loehmann's Fashion Island            90%

                                                                                           Trust's                        Percent
                                                                         Year Built/      Carrying       Third Party      Leased
                                   Location           Property Size       Renovated         Value        Indebtedness     7/31/95
---------------------------------------------------------------------------------------------------------------------------------
STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

RETAIL
Roseburg Valley Mall         Roseburg, OR             237,000 sq.ft.        1980          $3,975,000      $ 6,815,000        93%
Lakeside Center              Burbank, CA               66,000 sq.ft.      1962/1986          350,000          204,000       100%
                                                      --------------                     -----------      -----------
                                                      303,000 sq.ft.                      $4,325,000      $ 7,019,000
APARTMENTS                                            ==============                     ===========      ===========
Sandpiper Cove               Boynton Beach, FL             416 units        1989         $ 5,400,000      $16,635,000        96%
Elm Creek                    Elmhurst, IL                  372 units        1988           9,770,000       21,104,000        97%
Bluffs II                    San Diego, CA                 224 units        1974             825,000        1,653,000        95%
Northbrook                   San Bernardino, CA            190 units        1972             400,000                -        83%
Yorkshire                    Midwest City, OK              111 units        1970             135,000                -        93%
                                                         -----------                     -----------      -----------
                                                         1,313 units                     $16,530,000      $39,392,000
                                                         ===========                     ===========      ===========
HOTELS
City Centre Holiday Inn      Chicago, IL                   500 rooms        1976         $ 2,000,000      $10,140,000        67%(2)
Cincinnati Marriott Inn      Cincinnati, OH                350 rooms      1968/1985        5,716,000       10,573,000        65%(2)
Grosvenor Airport Inn        S. San Francisco, CA          206 rooms        1969           4,000,000        1,337,000        68%(2)
                                                         -----------                     -----------      -----------
                                                         1,056 rooms                     $11,716,000      $22,050,000
                                                         ===========                     ===========      ===========

                                                                              Trust's                        Average      Percent
                                                            Year Built/      Carrying       Third Party      Rent per     Leased
                       Location          Property Size       Renovated         Value        Indebtedness     Sq. Foot     7/31/95
---------------------------------------------------------------------------------------------------------------------------------
ASSET HELD FOR SALE DIRECTLY BY THE TRUST

OFFICE
Citibank Office
  Plaza            Oak Brook, IL         100,400 sq.ft.        1979         $10,185,000                -      $18.58        100%
                                         ==============                     ===========              ===


(1) Net rent
(2) Average occupancy for fiscal 1995


INVESTMENT PARTNERSHIPS

                                                                                                              Percent     Percent
                                                           Year Built/     Partnership's     Third Party       Owned      Leased
                      Location          Property Size       Renovated         Equity         Indebtedness     by PCT      7/31/95
---------------------------------------------------------------------------------------------------------------------------------
OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS
OFFICE
College Hills 3   Overland Park, KS      37,700 sq.ft.        1979           $2,277,000                 -       53.3%        96%
                                        ==============                     ============               ===
APARTMENTS
Telegraph Hill    Houston, TX              1,180 units        1978           $3,251,000      $ 13,039,000       45.5%        93%
St. Charles       Houston, TX                780 units        1978            4,455,000         9,063,000       45.5%        95%
Boardwalk         Houston, TX                174 units        1978            1,727,000         3,318,000       45.5%        99%
                                        --------------                     ------------      ------------
                                           2,134 units                       $9,433,000      $ 25,420,000
STRUCTURED TRANSACTIONS HELD IN INVESTMENT PARTNERSHIPS
RETAIL
Crossroads Mall   Boulder, CO           816,000 sq.ft.      1964/1983        $8,091,000      $ 36,660,000       25.0%        91%
APARTMENTS
Canyon View I     San Ramon, CA              248 units        1987          $ 3,527,000      $ 12,000,000       23.8%       100%
Canyon View II    San Ramon, CA              188 units        1988           10,238,000                 -       23.8%       100%
                                        --------------                     ------------      ------------
                                             436 units                      $13,765,000      $ 12,000,000
                                        ==============                     ============      ============
HOTEL
Lisle Hilton Inn  Lisle, IL                  313 rooms      1981/1993       $21,554,000                 -       41.7%        73%(1)
                                        ==============                     ============               ===
ASSETS HELD FOR SALE IN INVESTMENT PARTNERSHIPS
OFFICE
Financial Plaza   Overland Park, KS     300,600 sq.ft.       1984-87        $29,401,000                 -       53.3%        97%
College Hills 8   Overland Park, KS      50,900 sq.ft.        1982            3,242,000                 -       53.3%        98%
                                        ==============                     ============               ===
                                        351,500 sq.ft.                      $32,643,000                 -
                                        ==============                     ============               ===
RETAIL
Plaza West Retail
  Center          Overland Park, KS      98,000 sq.ft.        1988          $12,250,000                 -       53.3%       100%
                                        ==============                     ============               ===
APARTMENTS
Chimney Rock      Houston, TX                714 units        1965          $10,099,000                 -       45.5%        99%
                                        ==============                     ============               ===

(1) Average occupancy for fiscal 1995

The four Owned Properties held directly by the Trust total $83,985,000 at July 31, 1995 (48% of Real Estate Investments before the allowance for possible investment losses). Three of the properties are office buildings located in suburban markets and the remaining property is a retail center located in Aventura, Florida. Each property accounts for more than 5% of either Real Estate Investments (before the allowance for possible investment losses) or total revenues, and is described below.

ONE PARK WEST - CHEVY CHASE, MARYLAND

One Park West is a 128,500 square foot, five story, multi-tenant office building with underground parking, built in 1980. The property is located in suburban Washington, D.C. At July 31, 1995, the property was encumbered by a $9,898,000 first mortgage which bears interest at 9.5%, due June 2000. The building is tenanted by the federal government, a publisher and general and medical offices. Four tenants each occupy more than 10% of the building, with space aggregating 34,883 square feet, 22,925 square feet, 15,901 square feet and 14,400 square feet, and lease expiration dates of December 31, 1996, October 31, 2000, March 31, 1998 (with an early termination option at March 31, 1997) and March 31, 1996, respectively. At July 31, 1995, 1994 and 1993, the property was 98%, 100% and 83% leased, respectively.

CITIBANK OFFICE PLAZA - SCHAUMBURG, ILLINOIS

Citibank Office Plaza - Schaumburg is a 105,400 square foot, five story, multi-tenant office building, built in 1978. The property is located in suburban Chicago, Illinois and is not encumbered by mortgage financing. The building is tenanted by the headquarters of a regional hardware retailer, an accounting firm, a stockbroker, a bank and general office tenants. Three tenants each occupy more than 10% of the building, with space aggregating 29,421 square feet, 18,394 square feet and 11,909 square feet and lease expiration dates of October 31, 2001 (with an early termination option at October 31, 1998), August 18, 2001 and December 31, 2003 (with an early termination option at December 31, 1996), respectively. In October 1995, an involuntary Chapter 11 proceeding was filed against the building's second largest tenant, the hardware retailer. At this time, it is unclear what action the tenant will take concerning its lease. At July 31, 1995, 1994 and 1993, the property was 90%, 88% and 80% leased, respectively.

PARK PLACE - CLAYTON, MISSOURI

Park Place is a 72,000 square foot, five story, multi-tenant office building with a parking garage, built in 1984. The property is located in suburban St. Louis, Missouri. At July 31, 1995, the property was encumbered by an $8,515,000 Industrial Revenue Bond mortgage with an average interest rate of 5.65%, due in May 2008. The building is tenanted by insurance, banking and professional service businesses. Three tenants each occupy more than 10% of the building, with space aggregating 12,836 square feet, 11,876 square feet and 9,934 square feet, and lease expiration dates of May 31, 2000, March 31, 1996 and October 31, 1997, respectively. At July 31, 1995, 1994 and 1993, the property was 99%, 100% and 100% leased, respectively.

LOEHMANN'S FASHION ISLAND - AVENTURA, FLORIDA

Loehmann's Fashion Island is a 282,000 square foot open mall specialty shopping center located in Aventura, Dade County, Florida, which underwent a major redevelopment that was substantially completed in fiscal 1994. The property is owned by a partnership whose partners are wholly owned subsidiaries of the Trust. At July 31, 1995, the property was encumbered by a $21,732,000 mortgage, which is due in July 1998. The loan bears interest at the lender's floating prime rate plus 1/4%. The borrower, however, has the option, at no cost to it, to fix the rate from time to time at 2.25% over comparable term LIBOR or U.S. Treasury rates, for a specified number of times. The borrower made such an election as to the then outstanding principal balance in July 1995, and through December 1996 the interest rate is fixed at 7.97%. The shopping center is tenanted by a 16 screen movie theatre, a super market, three restaurants and other retailers. Two tenants each occupy more than 10% of the shopping center, with space aggregating 47,813 square feet and 47,220 square feet and lease expirations of May 3, 2013 and May 30, 2013, respectively. At July 31, 1995, 1994 and 1993, the property was 90%, 90% and 80% leased, respectively.

For additional information on the Trust's Owned Properties held directly by the Trust, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedule III of Item 14.

The ten properties classified as Structured Transactions held directly by the Trust total $32,571,000 at July 31, 1995 (19% of Real Estate Investments before the allowance for possible investment losses). Two of the Structured Transactions held directly by the Trust each account for more than 5% of either Real Estate Investments (before the allowance for possible investment losses) or total revenues, and are described below.

ELM CREEK APARTMENTS - ELMHURST, ILLINOIS

Elm Creek Apartments is a 372 unit luxury apartment complex built in 1988, located in suburban Chicago, Illinois. The Trust's total investment in this property is $9,770,000 and is comprised of a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan. The land lease, including renewal options, expires in December 2063 and provides for fixed monthly rental payments to the Trust aggregating $189,500 annually and overage rent of 40% of increases in revenues (as defined) of the property over specified amounts. In fiscal 1995, the Trust received overage rent (in excess of the fixed monthly payments) of $93,400. The lessee has the right to sell the land and improvements to a third party at any time (subject to the Trust's leasehold mortgage being repaid in full at that time); if the lessee so elects, the purchase price shall be determined at that time by a previously agreed upon formula based on the sales price of the project, but not less than $2,230,000. The Trust's leasehold mortgage bears interest at the rate of 8.5% per annum through March 31, 1996 and 10% per annum thereafter and matures in November 2018. No amortization payments are required under this loan prior to maturity. The Trust's investments in this property are subordinated to a third party first mortgage loan of $21,104,000, bearing interest at 9.50% and due in 1997. At July 31, 1995, 1994 and 1993, the property was 97%, 97% and 99% leased, respectively.

CITY CENTRE HOLIDAY INN - CHICAGO, ILLINOIS

City Centre Holiday Inn, located in downtown Chicago, is a 500 room hotel built in 1976. The Trust holds a $2,000,000 land leaseback interest in this property. The land lease, including renewal options, expires in December 2052 and provides for fixed monthly rent payments of $220,000 per annum. In addition, the Trust is entitled to receive overage rent annually equal to 1% of gross receipts and 15% of gross room revenues over specified amounts. In fiscal 1995 the overage rent earned by the Trust from this investment was $1,289,000. The lessee has an option to repurchase the Trust's land in 1996 and every five years thereafter for the sum of $2,000,000, plus the product of the average annual overage rent earned by the Trust in the three years immediately preceding the repurchase multiplied by 12.50. The Trust's investment is subordinated to a third-party first mortgage loan of $10,140,000, bearing interest at 9.13% and due in 1997. For fiscal 1995, 1994 and 1993, the average occupancy was 67%, 71% and 68%, respectively.

No other Structured Transaction held directly by the Trust constitutes 5% or more of either the Trust's Real Estate Investments (before the allowance for possible investment losses) or represents more than 5% of total revenues. For additional information on the Structured Transactions held directly by the Trust see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedules III and IV of Item 14.

The Trust's five Investment Partnerships own an aggregate of four Owned Properties, four Structured Transactions and four Assets Held for Sale. The Trust's equity investment in these five Investment Partnerships totals $48,299,000 at July 31, 1995 (28% of Real Estate Investments before the allowance for possible investment losses). The Trust's two most significant partnership investments each account for more than 5% of either Real Estate Investments (before allowance for possible investment losses) or total revenues, and are discussed below.

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.

Property Capital Midwest Associates, L.P. is the Investment Partnership in which the Trust has its largest partnership investment. The Trust owns 53.3% of this Investment Partnership which owns a complex of four office buildings totaling 300,600 square feet, built in 1984-1987, an office building totaling 50,900 square feet, built in 1982, and a 98,000 square foot shopping center building, built in 1988, all of which are classified as Assets Held for Sale, and one office building totaling 37,700 square feet, built in 1979, which is classified as an Owned Property. The properties are located in Overland Park, Kansas, a suburb of Kansas City, Missouri, and are owned free and clear of mortgage debt. At July 31, 1995, the Trust's equity investment in this partnership was $25,140,000. No single tenant occupies 10% or more of the 487,200 square feet rentable space owned by this Investment Partnership. At July 31, 1995, the Investment Partnership reclassified the complex of four office buildings, the 50,900 square foot office building and the shopping center to Assets Held For Sale and wrote the properties down to net realizable value (the Trust's share of the write-downs was $2,311,000, which had been previously provided for in the Trust's allowance for possible investment losses). At July 31, 1995, 1994 and 1993, the office buildings were 97%, 95% and 93% leased, respectively. At July 31, 1995, 1994 and 1993, the shopping center was 100%, 93% and 63% leased, respectively. The office buildings are tenanted by a large variety of businesses including banking and financial services firms, regional sales offices, an office furniture retailer and two restaurants. The shopping center is a mixed use office and retail center tenanted by various retail tenants, a realtor and a restaurant. For further information on this Investment Partnership, please see the separate financial statements attached to this Form 10-K as part of Item 14.

PCA SOUTHWEST ASSOCIATES LIMITED PARTNERSHIP

The Trust's other significant partnership investment is a 45.45% interest in PCA Southwest Associates Limited Partnership. This partnership owns four separate apartment complexes consisting of 2,848 apartment units in Houston, Texas. The apartments were built from 1965 through 1978. The properties were encumbered by 11 mortgage loans totaling $25,420,000 at July 31, 1995, at an average interest rate of 8.27% and maturities ranging between October 1997 and October 1998. The Investment Partnership assumed full title to these complexes by exercising an option to terminate its land lease related to these properties and paying $427,000 to its lessee, an affiliate of Harold Farb, the original owner of the properties. At July 31, 1995, 1994 and 1993 the apartments were 95%, 85% and 93% leased, respectively.

One phase of the complexes owned by this Investment Partnership is Telegraph Hill Phase B, 259 units. The Investment Partnership ceased making payments to the first mortgagee in November 1994. The Investment Partnership attempted to restructure the loan without success. The principal amount due on the mortgage is $2,487,000. Management anticipates that the title to the property will be transferred to the first mortgagee by a deed in lieu of foreclosure.

At July 31, 1995 the Investment Partnership reclassified one of the complexes, Chimney Rock, consisting of 714 units, to an Asset

Held for Sale and wrote the property down to net realizable value (the Trust's share of the write down was $54,000, which had been previously provided for in the Trust's allowance for possible investment losses). The property was sold on September 29, 1995. No further loss was incurred.

For further information on all of the Investment Partnerships, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Exhibits A and B of Item 14.

The Trust has one property classified as an Asset Held for Sale directly by the Trust at July 31, 1995, Citibank Office Plaza - Oakbrook, which is described below.

CITIBANK OFFICE PLAZA - OAKBROOK

Citibank Office Plaza - Oakbrook (6% of Real Estate Investments before the allowance for possible investment losses) is a 100,400 square foot, five story, multi-tenant office building built in 1979. Previously this asset had been classified as an Owned Property held directly by the Trust. The property is located in suburban Chicago, Illinois and is not encumbered by mortgage financing. At July 31, 1995, 1994 and 1993 the property was 100%, 99% and 93% leased, respectively. The building is tenanted by an educational service firm and other professional and banking service businesses. Three tenants each occupy more than 10% of the building with spaces aggregating 29,202 square feet, 17,121 square feet and 10,352 square feet and lease expiration dates of January 31, 2001 (of which 7,943 square feet has an early termination option of July 31, 1996), August 31, 2002 (with an early termination option of September 1, 1998) and November 30, 1998, respectively.

The Owned Properties, Structured Transactions and Investment Partnerships described above constitute 80% of the Trust's Real Estate Investments (before the allowance for possible investment losses) and 79% of the Trust's revenues from real estate.

ITEM 3.   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

At July 31, 1995, two Structured Transactions held by PCA Canyon View Associates Limited Partnership, an Investment Partnership, were in default. The properties are known as Canyon View I and Canyon View II (248 and 188 units, respectively), and the Investment Partnership's sublessee/mortgagor had failed to make the required payments due to the Investment Partnership and the ground lessor since July 1994. In addition, beginning in August 1994, the sublessee/mortgagor failed to make the required mortgage payment to the first mortgagee of Phase I. The Investment Partnership's Equity was $13,765,000 at July 31, 1995, of which the Trust's share was $3,277,000, and the outstanding balance of the first mortgage secured by Phase I was $12,000,000.

As a result of the defaults by the sublessee/mortgagor during August 1994, litigation was commenced in Superior Court of the State of California, County of Contra Costa. On December 2, 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. Following the close of Fiscal 1995, all such outstanding litigation was settled and the Chapter 11 proceedings were dismissed. As a result, the Investment Partnership now has full ownership to Canyon View II and permitted Canyon View I to be foreclosed by the first mortgagee. The Trust incurred a $530,000 loss on Canyon View I, which amount had previously been provided for in the Trust's allowance for possible investment losses. Additionally, the Trust wrote down by $961,000 its investment in Canyon View II to its net realizable value, which amount had previously been provided for in the Trust's allowance for possible investment losses.

In November 1994, a tenant that occupies approximately 19,315 square feet of College Hills 3, a 37,700 square foot office building located in Overland Park, Kansas, and owned by Property Capital Midwest Associates, L.P. (an Investment Partnership), filed an action in the District Court of Johnson County, Kansas, in which the tenant claims that the Trust and the Investment Partnership have violated the terms of the tenant's space lease. The tenant has alleged that it had an oral agreement with the Investment Partnership's predecessor-in-interest to the building, the Trust and the Investment Partnership granting the tenant the right to lease additional space that might become available in the building, which allegation the Trust and Investment Partnership have denied. After the filing of the action, negotiations for the possible sale of the building to the tenant ensued, but were not finalized. In March 1995, a settlement agreement granting the tenant the expansion rights it had requested in its original pleading in the litigation was entered into with the tenant but the tenant is currently arguing that the settlement agreement did not in fact constitute a full and final settlement among the parties to the litigation. In a pleading filed by the tenant, the tenant has also asserted that it is entitled to damages in excess of $1,000,000, which assertion is denied by the Trust and the Investment Partnership. Although it is not possible to predict with certainty the outcome of the litigation, the Trust and the Investment Partnership do not believe that they have any material liability to the tenant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended July 31, 1995.

ITEM 4A.   EXECUTIVE OFFICERS OF THE TRUST
--------------------------------------------------------------------------------

          Name                Age         Principal Occupations and Affiliations During the Past Five Years
--------------------------------------------------------------------------------------------------------------
John A. Cervieri Jr.            64     Managing Trustee of the Trust since 1992. Prior to 1992, Managing
                                       Trustee and Chief Executive Officer of the Trust; Chairman and
                                       President of Property Capital Associates, Inc. and its affiliates (the former investment advisor to the Trust); Director of BayBanks, Inc. and
                                       BayBank Boston, N.A.; Chairman and Chief Executive Officer of Americana
                                       Hotels and Realty Corporation.

Robert M. Melzer                54     Trustee and Chief Executive Officer and President of the Trust since
                                       1992; prior to 1992, President of the Trust.

William A. Bonn                 44     Senior Vice President, Counsel and Assistant Secretary of the Trust.

Robin W. Devereux               36     Vice President and Treasurer of the Trust since November 1993;
                                       Treasurer and Controller of the Trust (August 1992 to November 1993);
                                       Assistant Vice President and Controller of the Trust (June 1990 to July
                                       1992).

Michael I. Sucoff               57     Vice President of the Trust since September 1992; Senior Vice President of Capital Partners Inc. (1990-1992).

Randolph L. Kazazian III        34     Vice President of the Trust since November 1993; prior to that
                                       Assistant Vice President of the Trust.

Walter F. Leinhardt             63     Secretary and Trustee of the Trust. Partner in the law firm of Paul,
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

PART II

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

(A) PRICE RANGE OF COMMON SHARES

     The Trust's Common Shares are traded on the American Stock Exchange ("ASE") - symbol PCT. The high and low prices on the ASE for each quarter during the past two fiscal years and dividends declared for such quarters are shown below:

                                                                                Fiscal 1995
                                                                 -----------------------------------------
                                                                                                 Dividends
        Quarter                                                  High            Low             Declared
        --------------------------------------------------------------------------------------------------
        First                                                     $6 1/2          $5 5/8            $.09
        Second                                                     6 1/4           5 5/8             .10
        Third                                                      6 3/4           6                 .10
        Fourth                                                     8 1/4           6 5/8             .12
                                                                                                    ----
                                                                                                    $.41
                                                                                                    ====

                                                                                Fiscal 1994
                                                                 -----------------------------------------
                                                                                                 Dividends
       Quarter                                                   High            Low             Declared
        --------------------------------------------------------------------------------------------------
        First                                                     $6 1/4          $5 1/4            $.07
        Second                                                     7 1/8           5 7/8             .07
        Third                                                      6 5/8           5 1/4             .07
        Fourth                                                     6 1/4           5 1/8             .09
                                                                                                    ----
                                                                                                    $.30
                                                                                                    ====

(B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                                                 Approximate Number of
        Title of Class                                                      Holders as of September 30, 1995
        ----------------------------------------------------------------------------------------------------
        Common Shares                                                                    4,500

     The computation of the approximate number of holders includes record holders and individual participation security listing positions.

(C) DIVIDENDS DECLARED ON COMMON SHARES

Cash dividends have usually been at least 100% of income (loss) before gain on sale of real estate investments and extraordinary item and increases to the Trust's allowance for possible investment losses. The Trust pays dividends approximately 55 days following the end of each fiscal quarter. To maintain its status as a REIT, the Trust is required each year to distribute to its shareholders at least 95% of its taxable income (excluding net capital gains and after certain other adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain income for the calendar year, and any amount of such income that was not distributed in prior years. The Trust did not incur any such excise tax liability with respect to calendar 1994 or 1993. In fiscal 1995 and 1994, the Trust's net income per share was $.59 and $.45, respectively and dividends declared were $.41 and $.30, respectively. In connection with the implementation of the Trust's new business plan, the Trust may make additional distributions to its shareholders periodically as the Trust's assets are sold. The timing and amount of such distributions will depend on a number of factors determined by the Board of Trustees, see Item 1, "Business - New Business Plan."

ITEM 6.   SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                           Years Ended July 31,
                                                        -----------------------------------------------------------
         (In thousands except per share data)             1995        1994        1993*        1992*        1991*
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues                                                 $22,619     $21,623      $16,535     $ 19,109     $ 24,060
Expenses                                                  20,603      20,044       24,865       33,544       30,272
                                                        --------    --------     --------     --------     --------
Income (Loss) before Gain (Loss) on Sale of Real
  Estate Investments and Extraordinary Item                2,016       1,579       (8,330)     (14,435)      (6,212)
Gain (Loss) on Sale of Real Estate Investments             3,209       2,510        7,700       (9,150)      (5,090)
                                                        --------    --------     --------     --------     --------
Income (Loss) before Extraordinary Item                    5,225       4,089         (630)     (23,585)     (11,302)
Extraordinary Gain from Extinguishment of Debt                88           -            -        7,950            -
                                                        --------    --------     --------     --------     --------
Net Income (Loss)                                        $ 5,313     $ 4,089       $ (630)    $(15,635)    $(11,302)
                                                        ========    ========     ========     ========     ========
PER SHARE DATA
Primary Net Income (Loss)
Income (Loss) before Gain (Loss) on Sale of Real
  Estate Investments and Extraordinary Item                $0.23       $0.17       $(0.93)      $(1.60)      $(0.68)

Gain (Loss) on Sale of Real Estate Investments              0.35        0.28         0.85        (1.01)       (0.55)
                                                           -----       -----       ------       ------       ------
Income (Loss) before Extraordinary Item                     0.58        0.45        (0.08)       (2.61)       (1.23)
Extraordinary Gain from Extinguishment of Debt              0.01           -            -         0.88            -
                                                           -----       -----       ------       ------       ------
Net Income (Loss) per Share                                $0.59       $0.45       $(0.08)      $(1.73)      $(1.23)
                                                           =====       =====       ======       ======       ======
Fully Diluted Net Income (Loss) per Share                  $0.59       $0.45       $(0.08)      $(1.73)      $(1.23)
                                                           =====       =====       ======       ======       ======
Dividends Declared per Share                               $0.41       $0.30        $0.28        $0.28        $0.50
                                                           =====       =====        =====        =====        =====
Average Shares Outstanding                                 9,044       9,030        9,029        9,029        9,223
                                                           =====       =====        =====        =====        =====
FINANCIAL POSITION AT YEAR-END
Total Assets                                            $169,439    $176,833     $179,459     $173,748     $215,518
Net Real Estate Investments                              160,963     172,461      176,024      168,403      195,743
Commitments                                                    -           -            -          616        6,250
Total Debt Outstanding                                    71,816      81,479       86,492       76,337       99,294
Shareholders' Equity                                      93,709      91,703       90,134       93,202      111,726

* Restated for change in accounting method to the equity method for Investment Partnerships. The change did not affect net income (loss) or shareholders' equity. See Note 1 of the Notes to Consolidated Financial Statements of the Trust which describes the Trust's previous method of accounting and the reasons for the change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

On May 24, 1995, the Board of Trustees of the Trust adopted, subject to shareholder ratification, a new business plan, which provides for the orderly disposition of the Trust's assets, on a property-by-property basis, over a period of time estimated to be three to five years. See Item 1 "Business - New Business Plan." Proceeds from dispositions may be used during the course of implementation of the new business plan to retire debt, repurchase outstanding Common Shares and/or make distributions to shareholders. In accordance with its new business plan, the Trust does not anticipate any new acquisitions and Owned Properties, pending sale, will continue to be managed aggressively to maximize performance and values.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust has reviewed its short-term and long-term liquidity needs in view of its new business plan and the adequacy of cash provided by operating activities and other liquidity sources to meet these needs. The Trust's principal short-term liquidity needs are normal operating expenses, debt service requirements, capital expenditures at Owned Properties (including Assets Held for Sale) and the minimum dividend distributions required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these short-term liquidity needs from cash flows provided by operating activities and, if needed, available borrowings under its existing demand line of credit. The Trust expects to fund its longer-term liquidity requirements for scheduled debt maturities from property sales and its existing demand line of credit.

The Trust's debt to equity ratio was .77x at July 31, 1995, .89x at July 31, 1994, and .96x at July 31, 1993. The Trust's debt at July 31, 1995 was $71,816,000, as compared to $81,479,000 at July 31, 1994 and, $86,492,000 at
July 31, 1993, and was composed of $31,671,000 in long-term fixed rate Convertible Subordinated Debentures and $40,145,000 of mortgage notes payable. The Trust's bank note payable had no outstanding balance at July 31, 1995.

The Trust's long-term 10% Convertible Subordinated Debentures decreased to $29,125,000 at July 31, 1995 from $30,823,000 at July 31, 1994 due to the
Trust's repurchase of $1,698,000 aggregate principal amount of the debentures at a discount. Additionally, subsequent to the end of the fiscal year, the Trust called $4,000,000 of these debentures for redemption at par as of September 1, 1995 and $8,000,000 of these debentures for redemption at par as of December 1, 1995.

The Trust's mortgage notes payable of $40,145,000 at July 31, 1995 was comprised of three mortgages on three Owned Properties held directly by the Trust. In March 1993, the Trust acquired its lessee's interest in One Park West, an office building in Chevy Chase, Maryland, subject to a non-recourse mortgage loan which had a balance of $9,898,000 at July 31, 1995. The loan carries an annual interest rate of 9 1/2%, requires monthly payments of principal and interest and matures in June 2000.

In January 1991, the Trust acquired its lessee's interest in Park Place, an office building located in Clayton, Missouri, subject to an $8,600,000 non-recourse mortgage loan. In November 1993, the Trust refinanced the first mortgage, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. Interest is payable semi-annually. The mortgage balance was $8,515,000 at July 31, 1995 and amortizes $85,000 each year through May 2003, and $430,000 annually in May 2004 through May 2007. The remaining balance of $6,115,000 matures in May 2008.

The Loehmann's Fashion Island Shopping Center refinanced its then existing first mortgage on June 30, 1994 with an initial advance of $18,000,000. The loan commitment was for $30,000,000 with additional advances to be made through June 1996 based upon property performance. The first mortgage loan (of which $15,000,000 is with recourse to the Trust) matures in July 1998 and bears interest at the lender's floating prime rate plus 1/4% with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury rates for a specified number of times. This option may be exercised at no cost or additional liability to the Trust. The loan also required mandatory amortization payments. During fiscal 1995 the Trust borrowed an additional $6,000,000, of which $2,000,000 was subsequently prepaid, eliminating the required monthly amortization payments prior to maturity in July 1998. In July 1995, the Trust elected to fix the interest rate on the total outstanding borrowings of $21,732,000 at 7.97% (2.25% over comparable term U.S. Treasury notes) until December 1996.

The Trust's bank note payable, which as noted above has no outstanding balance, is a revolving bank line of credit that provided available credit of $20,000,000 at July 31, 1994. In January 1995, when the Trust borrowed an additional $4,000,000 under the first mortgage secured by Loehmann's Fashion Island, the amount available under the bank line was reduced to $16,000,000. In February 1995, following the sale of 6110 Executive Boulevard, the Trust agreed to reduce further its borrowing capacity under its bank line to $10,000,000, an amount which the Trust believes is adequate to meet its working capital requirements for the foreseeable future.

For additional information regarding the Trust's indebtedness, see Note 3 of the Notes to Consolidated Financial Statements of the Trust.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FUNDS FROM OPERATIONS

Funds from Operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from Operations is calculated by the Trust consistent with the National Association of Real Estate Investment
Trusts' definition: Funds from Operations equals net income, excluding gains
(losses) from debt restructurings and sales of properties and nonrecurring items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures. Funds from Operations should be considered in conjunction with net income (loss) as presented in the Trust's audited financial statements. Funds from Operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from Operations was calculated by the Trust as follows:

                                                                          Years Ended July 31,
                                                                -----------------------------------------
                                                                   1995           1994           1993
        -------------------------------------------------------------------------------------------------
        Income (loss) before gain on sale of Real Estate
          Investments and Extraordinary Item                    $2,016,000     $1,579,000     $(8,330,000)
        Depreciation on Owned Properties held directly by the
          Trust                                                  4,192,000      3,538,000       2,423,000
        Trust's share of depreciation on unconsolidated
          Investment Partnerships                                2,086,000      1,445,000       1,145,000
        Provision for possible investment losses                         -              -      10,000,000
        Non-recurring item                                        (404,000)(1)          -               -
                                                                ----------     ----------      ----------
        Funds from Operations                                   $7,890,000     $6,562,000     $ 5,238,000
                                                                ==========     ==========      ==========

       (1) Non-recurring income resulting from the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.

Management believes that with its cash provided by operating activities retained after dividend distributions, and borrowings under the existing bank line, it will be able to meet its cash requirements for anticipated capital expenditures at Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $1,900,000 during fiscal 1996.

REVIEW OF REAL ESTATE INVESTMENTS

The Trust's principal asset is its $160,963,000 portfolio of Real Estate Investments, which is carried at cost, net of accumulated depreciation and the allowance for possible investment losses, and includes Assets Held for Sale (which are carried at the lower of cost or net realizable value). At July 31, 1995, the portfolio consisted of investments in 27 properties, comprised of investments in 11 apartment complexes, seven office buildings, five shopping centers and four hotels. Set forth below is a discussion of significant changes in the portfolio during the year.

APARTMENTS

The Trust's real estate investments include 11 apartment investments, consisting of five Structured Transactions held directly by the Trust, three Owned Properties held in an Investment Partnership, one Asset Held for Sale in an Investment Partnership and two Structured Transactions held in an Investment Partnership.

On March 31, 1994, PCA Southwest Associates Limited Partnership, the Investment Partnership which held mortgages on and the land under five Structured Transactions, acquired its lessee's interest in the properties for $427,000. The properties consisted of 3,000 apartment units in Houston, Texas. Braes Hill apartments, a 152 unit complex, was sold in March 1995 at a gain, of which the Trust's share was $110,000. At July 31, 1995, Chimney Rock apartments, (a 714 unit complex) was reclassified to an Asset Held for Sale and was written down to its net realizable value. The Trust's share of the write-down ($54,000) was charged against the Trust's previously established allowance for possible investment losses. Subsequent to the end of the fiscal year, the property was sold and no further loss was incurred. With regard to Telegraph Hill-Phase B, (a 259 unit complex) the Investment Partnership is in default under the terms of the first mortgage loan on this phase. Since November 1994 the Investment Partnership has not made the scheduled principal and interest payments. Management attempted to restructure this $2,487,000 mortgage loan without success, and anticipates transferring the title to the first mortgage lender by a deed in lieu of foreclosure. Additionally, during the year the Investment Partnership consolidated the property management and leasing agents

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

for the portfolio to one firm. Since then a more aggressive leasing strategy has been implemented and the apartments were 95% leased at July 31, 1995 versus 85% leased at July 31, 1994 and 93% at July 31, 1993. On July 31, 1995, the Trust's equity investment in this Investment Partnership was $8,878,000.

At July 31, 1995 the Trust had a $3,277,000 investment in an Investment Partnership that held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. The Investment Partnership's Phase I investments were subject to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended to August 1, 1994 in anticipation of a proposed sale. Both phases are also subject to non-subordinated land leases held by a third party.

In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated a court proceeding for the appointment of a receiver for Phase I and commenced foreclosure proceedings. Shortly thereafter the Investment Partnership initiated a court proceeding for the appointment of a receiver for Phase II and commenced foreclosure proceedings on Phases I and II. The Investment Partnership was successful in having a receiver appointed for Phase II. In December 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Extensive negotiations then ensued with the Investment Partnership's lessee and the first mortgagee on Phase I. Subsequent to the end of the fiscal year the litigation was settled. The Investment Partnership, of which the Trust owns a 23.8% interest, received $300,000 from the first mortgagee of Phase I for permitting it to take full title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. The Trust's share of the loss due to the settlement of the litigation ($1,491,000) had been previously provided for in the Trust's allowance for possible investment losses. The Trust's total investment in Phase I was $840,000 at July 31, 1995 and the property was 100% leased at July 31, 1995, 99% leased at July 31, 1994 and 97% leased at July 31, 1993. The Trust's total investment in Phase II was $2,437,000 at July 31, 1995, and the property was 100% leased at July 31, 1995, 97% leased at July 31, 1994 and 96% leased at July 31, 1993. For a further discussion see Item 3, "Legal Proceedings."

The remaining apartment investments are all current with respect to payments due the Trust at September 30, 1995.

OFFICE BUILDINGS

The Trust currently has seven office building investments, consisting of three Owned Properties held directly by the Trust, one Asset Held for Sale directly by the Trust, one Owned Property held in an Investment Partnership and two Assets Held for Sale in an Investment Partnership (previously classified as Owned Properties held in an Investment Partnership). 6110 Executive Boulevard, an Owned Property held directly by the Trust, was sold in January 1995 at a gain of $3,099,000. In fiscal 1994, the Trust utilized a portion of its previously established allowance for possible investment losses to write down this investment by $2,000,000. Previously, in fiscal 1992, the Trust had written down this investment by $4,000,000.

At July 31, 1995 Citibank Office Plaza - Oak Brook, located in suburban Chicago, Illinois, previously classified as an Owned Property held directly by the Trust, was reclassified to an Asset Held for Sale directly by the Trust and was written down to its net realizable value of $10,185,000. The resulting loss of $971,000 was charged against the Trust's previously established allowance for possible investment losses. The property has been listed for sale with a broker and no further loss is anticipated. The property is not subject to first mortgage financing and was 100% leased at July 31, 1995 versus 99% at July 31, 1994 and 93% at July 31, 1993.

At July 31, 1995, two office properties held in an Investment Partnership, Financial Plaza and College Hills 8, were reclassified by the Investment Partnership to Assets Held for Sale and were written down by the Investment Partnership to their net realizable values. The Trust's share of the loss was $1,320,000, which was charged against the Trust's previously established allowance for possible investment losses. The properties are located in Overland Park, Kansas, and are not encumbered by mortgage financing. At July 31, 1995 the Trust's investments in Financial Plaza and College Hill 8 were $15,670,000 and $1,728,000, respectively. Financial Plaza was 98% leased at July 31, 1995 versus 94% leased at July 31, 1994 and 92% at July 31, 1993. College Hills 8 was 98% leased at July 31, 1995 versus 97% leased at July 31, 1994 and 90% at July 31, 1993.

SHOPPING CENTERS

The Trust has five shopping center investments, one Owned Property held directly by the Trust, two Structured Transactions held directly by the Trust and two held in Investment Partnerships (an Owned Property classified as an Asset Held for Sale and a Structured Transaction).

Loehmann's Fashion Island in Aventura, Florida, an Owned Property held directly by the Trust, is the Trust's largest investment. Its redevelopment, which included the expansion and renovation of two existing anchor tenant spaces (Loehmann's and AMC Theatres), the demolition of an existing building to permit construction of a new 48,000 square foot Publix market and new facades, walkways, signage, landscaping and tenant improvements for the entire center, was substantially completed during fiscal 1994. In May 1995, the Trust hired a new property management and leasing agent for the property. The Trust

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

anticipates more aggressive leasing efforts and a reduction in the operating costs of the property. Management has been disappointed with the leasing performance of the center and in the spring of 1996 intends to reevaluate its strategy based on leasing performance and expectations at that time. The Trust's investment in the property (net of depreciation) was approximately $43,603,000 at July 31, 1995. The property was 90% leased at July 31, 1995 and 1994 and 80% leased at July 31, 1993.

The Trust's other retail property, Plaza West Retail Center, is in Overland Park, Kansas. The property is held in an Investment Partnership, Property Capital Midwest Associates, L.P., which also owns three office properties in Overland Park. All properties held by this partnership are owned free and clear of debt. At July 31, 1995, Plaza West Retail Center, an Owned Property held in an Investment Partnership, was reclassified to an Asset Held for Sale and the property was written down to its net realizable value. The Trust's share of the loss was $991,000, which was charged against the Trust's previously established allowance for possible investment losses. The Trust's equity investment in this property after the write-down was $6,529,000 at July 31, 1995. The property was 100% leased at July 31, 1995, as compared to 93% leased at July 31, 1994 and 63% leased at July 31, 1993.

Subsequent to the end of the fiscal year the Investment Partnership which owned the land under Crossroads Mall in Boulder, Colorado, sold its investment back to its lessee. The Trust received approximately $5,500,000 from the sale of which approximately $3,500,000 constitutes a gain to the Trust. The property was 91% leased at July 31, 1995 as compared to 97% at July 31, 1994 and 94% at July 31, 1993.

The remaining two shopping center investments are all current with respect to their payments due to the Trust at September 30, 1995.

HOTELS

The Trust has four hotel investments, three of which are Structured Transactions held directly by the Trust and one of which is a Structured Transaction held in an Investment Partnership. As previously reported, the Trust has granted its lessee/mortgagor an option to purchase the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. Subsequent to the end of the fiscal year, the Trust agreed to grant an extension of the option through November 1, 1995. The lessee/mortgagor has given the Trust a non-refundable deposit of $350,000 and, commencing April 1, 1995, has been paying additional rent and interest of $10,600 per month pursuant to the option. There can be no assurance that the lessee/mortgagor of the Grosvenor Airport Inn will exercise its option. The Trust had previously restructured this transaction to provide for a reduced annual return of $160,000. The anticipated loss on sale has been provided for in the Trust's allowance for possible investment losses. In the event this sale does not close the Trust does not contemplate that it will seek another buyer in the near future.

The Trust's three other hotel investments are current with respect to payments due the Trust or the Investment Partnership at September 30, 1995.

ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES

The Trust's $14,077,000 allowance for possible investment losses at July 31, 1995 was based upon management's estimate of net realizable value of each investment and, to the extent such value is less than carrying value, an allowance for possible investment losses for each investment was established. In estimating net realizable value, consideration was given to many factors, such as income to be earned from the investment, the cost to hold the property to a hypothetical time of sale, the selling price the property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions, including availability of credit. In the opinion of both the Trustees and Management, this allowance adequately reflects the extent of the estimated impairment that existed at July 31, 1995 in the net realizable value of each of the assets in the portfolio.

RESULTS OF OPERATION - 1995 VS. 1994

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursement) increased 12% from fiscal 1994 primarily due to an increase in rental revenues from the redeveloped Loehmann's Fashion Island and $404,000 of nonrecurring revenues related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island. Additionally, the increase is attributable to increased occupancy at One Park West. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994). Rents from Owned Properties held directly by the Trust includes rents from the Citibank Office Plaza - Oakbrook, which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 12% from fiscal 1994, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust, the sale of the land underlying the Village Oaks apartments (March 1994), the prepayment of the loan on and sale of the land underlying the Brown County Inn (January 1994) and the prepayment of the mortgage loan investment in Rapids Mall (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income decreased 3% from fiscal 1994 primarily due to the sale of the Village Oaks and Brown County Inn investments. These decreases were offset in part by the receipt of increased overage income in fiscal 1995 from two apartment investments and one hotel investment.

The Trust's share of income from unconsolidated Investment Partnerships decreased 18% from fiscal 1994 primarily due to depreciation expense recorded by the Trust from PCA Southwest Associates Limited Partnership, the Partnership which owns 2,848 apartment units in Texas. The apartments were converted to Owned Properties in March 1994 and since that date the Trust's share of income from this Investment Partnership is reported net of depreciation expense. Previously, as a Structured Transaction held in an Investment Partnership, the Partnership incurred no depreciation expense. The decrease in income from unconsolidated Investment Partnerships was also due to the cessation of rent and interest payments from the sublessee/mortgagor of the Canyon View apartment investments and the associated legal and professional fees incurred during negotiations. (See Item 3. "Legal Proceedings," for a discussion of the bankruptcy filing of the Investment Partnership that holds the Canyon View investments.)

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased by 1% from fiscal 1994 primarily due to the sale of Eagle apartments (March 1994), offset in part by an increase in operating expenses at the redeveloped Loehmann's Fashion Island. Expenses on Owned Properties held directly by the Trust include expenses from Citibank Office Plaza - Oakbrook, which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

Interest expense decreased by 1% from fiscal 1994 primarily due to a reduction in interest expense due to the sale of Eagle apartments which was encumbered by a mortgage loan, the refinancing of Park Place at a lower interest rate and the repurchase of 10% Convertible Subordinated Debentures. These decreases were offset in part by the expensing of interest related to Loehmann's Fashion Island (which had been capitalized during construction).

Depreciation expense increased 18% from fiscal 1994 primarily due to the increase in depreciation on Loehmann's Fashion Island (portions of the redeveloped center were in service for the entire fiscal 1995 as compared to only a part of the prior year) and an increase in depreciation of the office buildings due to capital expenditures made in conjunction with the lease-up of these properties. These increases were offset in part by the elimination of depreciation on Eagle apartments which was sold.

General and administrative expenses increased 5% as compared to fiscal 1994 primarily due to accrual of expenses related to employee severance plans associated with the Trust's proposed new business plan.

Trustee fees decreased 15% due to reduction in the size of the Board of Trustees from 9 Trustees to 7 Trustees.

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS AND EXTRAORDINARY ITEM

Income (loss) before gain on sale of real estate investments and extraordinary item increased to $2,016,000 ($.23 per share) from the prior year's $1,579,000 ($.17 per share) for the reasons noted above.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

The Trust sold two investments in fiscal 1995 resulting in a gain on real estate investments of $3,209,000 ($.35 per share). The Trust's 6110 Executive Boulevard office building was sold for $16,380,000, resulting in a gain of $3,099,000. The Investment Partnership, PCA Southwest Associates Limited Partnership, sold its investment in Braes Hill apartments at a gain, of which the Trust's share was $110,000.

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

The Trust purchased $1,698,000 of its 10% Convertible Subordinated Debentures at less than the Trust's carrying value, producing an extraordinary gain of $88,000 ($.01 per share).

DIVIDENDS

Dividends declared for fiscal 1995 were $.41 per share versus $.30 per share for fiscal 1994. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - 1994 VS. 1993

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursement) increased 71% in fiscal 1994 from fiscal 1993, primarily as a result of the Trust's acquisition of it's lessees' interests in 6110 Executive Boulevard (February 1994) and One Park West (March 1993). When the Trust acquires the interest of its lessee in a property, the Trust becomes the owner and operator of that property. As such, the Trust receives all tenant rents and expense reimbursements which are classified as Rents from Owned Properties held directly by the Trust and no longer receives income classified as Base Income from Structured Transactions held directly by the Trust (land rent and or mortgage interest) as it did when the investment was a Structured Transaction. Additionally, the increase is attributable to an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants took occupancy. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994).

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 29% in fiscal 1994 from fiscal 1993, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust, the prepayment of the loan on and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March 1994) and the prepayment of the mortgage loan investment in Rapids Mall (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income decreased 12% in fiscal 1994 from fiscal 1993 primarily due to the recognition in the prior year of additional overage income from a certain hotel investment as a result of an audit of the hotel's records and to the sale of the Village Oaks and Brown County Inn investments. This decrease was offset in part by the receipt of overage income in fiscal 1994 from two apartment investments which did not pay overage income in the prior year.

The Trust's share of income from unconsolidated Investment Partnerships increased 49% in fiscal 1994 from fiscal 1993 primarily due to improved operating results of the Investment Partnership which owns the Overland Park, Kansas, properties and the completion of the lessee's bankruptcy proceedings and the resumption of earnings with regard to the Investment Partnership which owns the Houston apartments.

EXPENSES

Expenses on Owned Properties held directly by the Trust increased 54% in fiscal 1994 from fiscal 1993 primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust and an increase in operating expenses at the redeveloped Loehmann's Fashion Island.

Interest expense increased 29% in fiscal 1994 from fiscal 1993 primarily due to the interest expense incurred on the first mortgages on 6110 Executive Boulevard and One Park West and the expensing of interest related to Loehmann's Fashion Island (which had been capitalized during construction). These increases were offset in part by a reduction in interest expense due to the sale of Eagle apartments and the refinancing of Park Place at a lower interest rate.

Depreciation expense increased 46% in fiscal 1994 as compared to fiscal 1993 primarily due to the additions to Owned Properties held directly by the Trust noted above and the increase in depreciation on Loehmann's Fashion Island as portions of the redeveloped center were placed in service, offset in part by the elimination of depreciation on Eagle apartments which was sold.

General and administrative expenses increased 12% in fiscal 1994 as compared to fiscal 1993 as the Trust incurred certain expenses that had previously been shared with an affiliate of the former advisor to the Trust. Prior to August 1992, services related to investment matters and day-to-day administration were provided by an independent advisor which shared certain expenses with the Trust such as rent, errors & omissions insurance and computer maintenance. In August 1992, the Trust became self-managed and the Trust's contract with its independent advisor was not renewed. In fiscal 1993, although the former advisor did not provide services to the Trust, it shared offices with the Trust and continued to share certain expenses. In fiscal 1994 the former advisor relocated and these expenses could no longer be shared.

Professional fees decreased 23% in fiscal 1994 from fiscal 1993 due to reduced legal fees related to litigation in respect to certain investments.

There was no addition to the Trust's allowance for possible investment losses in fiscal 1994. During fiscal 1993 the Trust increased its allowance for possible investment losses by $10,000,000 ($1.11 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS

Income (loss) before gain on sale of real estate investments increased to $1,579,000 ($.17 per share) in fiscal 1994 from fiscal 1993's ($8,330,000)
($(.93) per share) for the reasons noted above.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

The Trust sold three investments in fiscal 1994 resulting in a gain on real estate investments of $2,510,000 ($.28 per share). The Trust's Village Oaks apartments investment was sold to the Trust's lessee for $3,500,000, producing a gain of $2,500,000. The Trust's Eagle apartments were sold to an unrelated third party for approximately $12,570,000, resulting in a net loss of $90,000. The Trust's Brown County Inn land investment was sold to the Trust's lessee for $600,000, producing a gain of $100,000. In fiscal 1993 the Trust sold its investment in Lakeside apartments for $9,500,000, which produced a gain of $7,700,000 ($.85 per share).

DIVIDENDS

Dividends declared for fiscal 1994 were $.30 as compared to $.28 for fiscal 1993. During fiscal 1994 the Trust paid dividends approximately 55 days following each fiscal quarter.

INFLATIONARY AND ECONOMIC FACTORS

The effect of inflation upon the Trust's operations and real estate investments has varied. For several years prior to fiscal 1995 rental rates did not increase by the rate of inflation as competitive market conditions existed at most of the Trust's properties. The Trust believes that many of the real estate markets in which the Trust operates have improved. Though not applicable to all properties in the Trust's portfolio, at many of these properties in fiscal 1995 rental rates have increased by or in excess of inflation. Although operating expenses are impacted by inflation, increases in operating expenses in the past year caused by inflation have not been material.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required to be furnished pursuant to this item with respect to Trustees of the Trust is set forth under the caption "Election of Trustees" in the Trust's proxy statement (the "Proxy Statement") to be furnished to shareholders in connection with the solicitation of proxies by the Trust's Board of Trustees for use at the 1995 Annual Meeting of Shareholders to be held on December 15, 1995 and is incorporated herein by reference; the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the Proxy Statement, other than information set forth under the subcaptions "Compensation Committee's Report on Compensation" and "Performance Graphs", and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities and Principal Shareholders" and "Election of Trustees" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.


(ITEM 14(A))   INDEX TO EXHIBITS
--------------------------------------------------------------------------------

Exhibit
Number                                           Description
-----------------------------------------------------------------------------------------------------------
 3.1    Declaration of Trust as currently in effect except for the four Amendments below is incorporated herein by reference to Exhibit 4.1 of the May 13, 1983 Form S-2 Registration
        Statement (Registration No. 2-83624).                                                           N/A

 3.2    Amendment, dated October 1, 1987, to the Declaration of the Trust is incorporated herein by reference to the exhibit to the Trust's Form 10-K Annual Report for the fiscal year ended
        July 31, 1987.                                                                                  N/A

 3.3    Amendment, dated August 21, 1992, to the Declaration of the Trust is incorporated herein by
        reference to Exhibit 3.3 of the Trust's Form 10-K for the fiscal year ended July 31, 1992.      N/A

 3.4    Amendment, dated December 29, 1992, to the Declaration of Trust is incorporated by reference
        to Exhibit 3.4 or the Trust's Form 10-K for the fiscal year ended July 31, 1993.                N/A

 3.5    Amendment, dated February 26, 1993, to the Declaration of Trust as to the number and identity of Trustees is incorporated herein by reference to Exhibit 3.5 of the Trust's Form 10-K for
        the fiscal year ended July 31, 1993.                                                            N/A

 3.6    By-Laws of the Trust as currently in effect are incorporated herein by reference to Exhibit
        3.3 of the Trust's Form 10-K for the fiscal year ended July 31, 1992.                           N/A

 4.1    Indenture dated May 15, 1983 between the Trust and State Street Bank & Trust Company and the
        form of 9 3/4% Convertible Subordinated Debentures due May 15, 2008 are incorporated herein by reference to Exhibits 4.2 and 4.3 respectively of the May 13, 1983 Form S-2 Registration
        Statement (Registration No. 2-83624).                                                           N/A

 4.2    Indenture dated December 15, 1984 between the Trust and State Street Bank & Trust Company and the form 10% Convertible Subordinated Debentures due December 15, 2009, are incorporated herein by reference to Exhibits 4.3 and 4.4 respectively of the December 11, 1984 Form S-2
        Registration Statement (Registration No. 2-94718).                                              N/A

 4.3    Form of Certificate representing shares of Beneficial Interest of the Trust incorporated herein by reference to Exhibit 4 of the Trust's Annual Report on Form 10-K for the fiscal
        year ended July 31, 1990.                                                                       N/A

 4.4    Shareholder Rights Plan, incorporated herein by reference to the Trust's Form 8-K report
        dated October 12, 1990.                                                                         N/A

10.1    Termination Agreement, dated as of October 19, 1992, between Robert M. Melzer and the Trust is incorporated herein by reference to Exhibit 10.1 of the Trust's Form 10-K for the fiscal
        year ended July 31, 1992.                                                                       N/A

10.2    Amendment, dated as of August 25, 1995, to Termination Agreement, dated October 19, 1992
        between Robert M. Melzer and the Trust.                                                         *

10.3    Termination Agreement, dated as of October 19, 1992, between William A. Bonn and the Trust is incorporated herein by reference to Exhibit 10.2 of the Trust's Form 10-K for the fiscal year
        ended July 31, 1992.                                                                            N/A

10.4    Amendment, dated as of August 16, 1995, to Termination Agreement, dated October 19, 1992
        between William A. Bonn and the Trust.                                                          *

10.5    Property Capital Trust 1992 Employee Stock Option Plan, as Amended (the "1992 Plan") is
        incorporated herein by reference to Exhibit 10.3 of the Trust's Form 10-Q for the quarter
        ended October 31, 1992.                                                                         *


(ITEM 14(A))   INDEX TO EXHIBITS (continued)

Exhibit
Number                                           Description
-----------------------------------------------------------------------------------------------------------
10.6    Subcontract and Option Agreement dated August 1, 1992 between Property Capital Trust and PCA
        Institutional Advisors is incorporated herein by reference to Exhibit 10.4 of the Trust's
        Form 10-Q for the quarter ended April 30, 1993.                                                 N/A

10.7    Property Capital Trust Amended and Restated Deferred Stock Plan for Non-Employee Trustees.      *

10.8    Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees.                        *

10.9    Incentive Compensation Agreement, dated August 25, 1995, between Robert M. Melzer and the
        Trust.                                                                                          *

21      List of the Trust's subsidiaries.                                                               *

23      Consent of Independent Auditors.                                                                *

* Filed with the Securities and Exchange Commission.


PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) 1.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements listed in the accompanying index to financial statements on Page 28 are filed as part of this Annual Report.

    2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statement schedules listed in the accompanying index to financial statements on Page 28 are filed as part of this Annual Report.

    3.  EXHIBITS

     The exhibits listed in the accompanying index to exhibits on Pages 23 and 24 are filed as part of the Annual Report.

(b) REPORTS ON FORM 8-K

     None.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)

By /S/  ROBERT M. MELZER                                October 30, 1995
-------------------------------------------------       ------------------------
   Robert M. Melzer                                     Date
   Trustee, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

/S/  JOHN A. CERVIERI, JR.                     Managing Trustee                              October 30, 1995
---------------------------------------------
John A. Cervieri Jr.

/S/  ROBERT M. MELZER                          Trustee, President and Chief Executive        October 30, 1995
---------------------------------------------  Officer (Principal Executive and Financial
Robert M. Melzer                               Officer)

/S/  WALTER M. CABOT                           Trustee                                       October 30, 1995
---------------------------------------------
Walter M. Cabot

/S/  GRAHAM O. HARRISON                        Trustee                                       October 30, 1995
---------------------------------------------
Graham O. Harrison

/S/  WALTER F. LEINHARDT                       Trustee                                       October 30, 1995
---------------------------------------------
Walter F. Leinhardt

/S/  EDWARD H. LINDE                           Trustee                                       October 30, 1995
---------------------------------------------
Edward H. Linde

/S/  GLENN P. STREHLE                          Trustee                                       October 30, 1995
---------------------------------------------
Glenn P. Strehle

/S/  ROBIN W. DEVEREUX                         Vice President & Treasurer (Principal         October 30, 1995
---------------------------------------------  Accounting Officer)
Robin W. Devereux

                           Annual Report on Form 10-K
                     ITEM 8 AND ITEM 14(a) (1), (2) AND (d)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                            Year Ended July 31, 1995

                             PROPERTY CAPITAL TRUST
                             Boston, Massachusetts

ITEM 14(a)(1), AND (2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                       SCHEDULES
--------------------------------------------------------------------------------

                                                                                                      Page
-----------------------------------------------------------------------------------------------------------
PROPERTY CAPITAL TRUST

The following consolidated financial statements of Property Capital Trust are included in Item 8:
     Consolidated balance sheet at July 31, 1995 and 1994                                                30
     Consolidated statement of operations for each of the three years in the period ended July 31,
      1995                                                                                               31
     Consolidated statement of cash flows for each of the three years in the period ended July 31,
      1995                                                                                               32
     Consolidated statement of shareholders' equity for each of the three years in the period ended
      July 31, 1995                                                                                      33
     Notes to consolidated financial statements                                                       34-48
     Consolidated Quarterly Financial Data (unaudited)                                                   49

The following consolidated financial statement schedules of Property Capital Trust are included in
  Item 14(d):
     II  - Allowance for possible investment losses                                                      50
     III - Investments - Land Leasebacks held directly by the Trust, Owned Properties held directly
           by the Trust and Asset Held for Sale directly by the Trust                                 52-59
     IV - Investments - Mortgage Loans held directly by the Trust                                     60-62
     Exhibit A - Investment Partnerships - Land Leasebacks, Owned Properties and Assets Held for
      Sale                                                                                            64-71
     Exhibit B - Investment Partnerships - Mortgage Loans                                             72-74

The following separate financial statements are required pursuant to 3-09 of Regulation S-X:

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
The following financial statements of Property Capital Midwest Associates, L.P. are included in
  Item 8:
     Balance sheet at December 31, 1994 and 1993                                                         77
     Statement of operations for each of the three years in the period ended December 31, 1994           78
     Statement of cash flows for each of the three years in the period ended December 31, 1994           79
     Statement of changes in partners' equity for each of the three years in the period ended
      December 31, 1994                                                                                  80
     Notes to financial statements                                                                    81-83

The following financial statement schedules of Property Capital Midwest Associates, L.P. are included in Item 14(d):

     III - Owned Properties                                                                           84-85

All other schedules for which provision is made in the applicable accounting regulation of the
Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Trustees and Shareholders
Property Capital Trust

We have audited the accompanying consolidated balance sheets of Property Capital Trust (a real estate investment trust) as of July 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust at July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Trust changed its method of accounting for certain of its real estate investments.

                               ERNST & YOUNG LLP

Boston, Massachusetts
August 25, 1995

Property Capital Trust

CONSOLIDATED BALANCE SHEET

                                                                                          July 31,
                                                                                -----------------------------
                                                                                    1995             1994
-------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
     (net of accumulated depreciation of $10,522,000
     and $10,362,000 in 1995 and 1994, respectively)                            $ 83,985,000     $105,295,000
  Structured Transactions held directly by the Trust                              32,571,000       32,581,000
  Investment Partnerships                                                         48,299,000       51,998,000
                                                                                ------------     ------------
                                                                                 164,855,000      189,874,000
  Allowance for possible investment losses                                       (14,077,000)     (17,413,000)
                                                                                ------------     ------------
                                                                                 150,778,000      172,461,000
  Asset Held for Sale directly by the Trust                                       10,185,000                -
                                                                                ------------     ------------
                                                                                 160,963,000      172,461,000
Cash and cash equivalents                                                          5,209,000          720,000
Interest and rents receivable
  Owned Properties held directly by the Trust                                      1,958,000        1,852,000
  Structured Transactions held directly by the Trust                                 221,000          259,000
Other assets                                                                       1,088,000        1,541,000
                                                                                ------------     ------------
                                                                                $169,439,000     $176,833,000
                                                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                         $  3,207,000     $  2,940,000
  Accrued interest                                                                   707,000          711,000
  Bank note payable                                                                        -        5,000,000
  Mortgage notes payable                                                          40,145,000       43,110,000
  9 3/4% Convertible Subordinated Debentures                                       2,546,000        2,546,000
  10% Convertible Subordinated Debentures                                         29,125,000       30,823,000
                                                                                ------------     ------------
                                                                                  75,730,000       85,130,000
                                                                                ------------     ------------
Shareholders' Equity
  Common Shares (without par value, unlimited shares
     authorized, 9,053,881 and 9,030,585 issued and
     outstanding in 1995 and 1994, respectively)                                 106,190,000      106,060,000
  Accumulated deficit                                                            (12,481,000)     (14,357,000)
                                                                                ------------     ------------
  Total Shareholders' Equity                                                      93,709,000       91,703,000
                                                                                ------------     ------------
                                                                                $169,439,000     $176,833,000
                                                                                ============     ============

                             See accompanying notes

Property Capital Trust

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Years Ended July 31,
                                                                      -----------------------------------------
                                                                         1995           1994           1993
---------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust                $15,777,000    $14,083,000    $ 8,237,000
Structured Transactions held directly by the Trust
  Base income                                                           2,693,000      3,074,000      4,343,000
  Overage income                                                        1,858,000      1,911,000      2,165,000
Income from unconsolidated Investment Partnerships                      1,858,000      2,264,000      1,519,000
                                                                      -----------    -----------    -----------
                                                                       22,186,000     21,332,000     16,264,000

Advisory fee income                                                       325,000        290,000        269,000
Interest income                                                           108,000          1,000          2,000
                                                                      -----------    -----------    -----------
                                                                       22,619,000     21,623,000     16,535,000
                                                                      -----------    -----------    -----------
EXPENSES
Expenses on Owned Properties held directly by the Trust                 6,822,000      6,915,000      4,501,000
Interest                                                                6,931,000      6,994,000      5,441,000
Depreciation                                                            4,192,000      3,538,000      2,423,000
General and administrative expenses                                     2,138,000      2,034,000      1,817,000
Professional fees                                                         362,000        377,000        490,000
Trustees' fees and expenses                                               158,000        186,000        193,000
Provision for possible investment losses                                        -              -     10,000,000
                                                                      -----------    -----------    -----------
                                                                       20,603,000     20,044,000     24,865,000
                                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                                    2,016,000      1,579,000     (8,330,000)

GAIN ON SALE OF REAL ESTATE INVESTMENTS                                 3,209,000      2,510,000      7,700,000
                                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 5,225,000      4,089,000       (630,000)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT                             88,000              -              -
                                                                      -----------    -----------    -----------
NET INCOME (LOSS)                                                     $ 5,313,000    $ 4,089,000    $  (630,000)
                                                                      ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE
INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                                        $0.23          $0.17         $(0.93)

GAIN ON SALE OF REAL ESTATE INVESTMENTS                                      0.35           0.28           0.85
                                                                            -----          -----          -----
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                      0.58           0.45          (0.08)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT                               0.01              -              -
                                                                            -----          -----          -----
NET INCOME (LOSS) PER SHARE                                                 $0.59          $0.45         $(0.08)
                                                                            =====          =====         ======
AVERAGE SHARES OUTSTANDING                                              9,044,000      9,030,000      9,029,000
                                                                        =========      =========      =========

                             See accompanying notes

Property Capital Trust

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Years Ended July 31,
                                                                      -----------------------------------------
                                                                         1995           1994           1993
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income (Loss)                                                     $ 5,313,000    $ 4,089,000    $  (630,000)
Adjustments to Net Income (Loss)
  Gain on sale of real estate investments                              (3,209,000)    (2,510,000)    (7,700,000)
  Extraordinary gain from extinguishment of debt                          (88,000)             -              -
  Increase in allowance for possible investment losses                          -              -     10,000,000
  Depreciation and amortization                                         4,398,000      3,611,000      2,473,000
  Income from unconsolidated Investment Partnerships                   (1,858,000)    (2,264,000)    (1,519,000)
  Distributions of income from Investment Partnerships                  2,106,000      2,048,000      1,519,000
  Changes in assets and liabilities
     (Increase) decrease in interest and rents receivable                 (68,000)      (115,000)     1,182,000
     Decrease (increase) in other assets, net                             247,000       (387,000)       795,000
     Increase (decrease) in accounts payable and accrued
       expenses, and accrued interest                                     380,000        818,000     (1,376,000)
                                                                      -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               7,221,000      5,290,000      4,744,000
                                                                      -----------    -----------    -----------
INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Dispositions                                                         15,310,000      12,567,00              -
  Additions                                                            (6,249,000)    (9,030,000)   (12,877,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                                  10,000      5,434,000     10,859,000
  Additions                                                                     -              -       (587,000)
Investment Partnerships
  Distributions in excess of income                                     1,196,000        146,000        488,000
                                                                      -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    10,267,000      9,117,000     (2,117,000)
                                                                      -----------    -----------    -----------
FINANCING ACTIVITIES
Repayment of bank note payable, net                                    (5,000,000)   (11,530,000)    (5,770,000)
Cash dividends paid                                                    (3,437,000)    (2,528,000)    (2,438,000)
Prepayment of mortgage notes payable                                   (8,440,000)   (17,492,000)             -
Proceeds from mortgage notes payable                                    6,000,000     18,000,000      6,000,000
Scheduled amortization of mortgage notes payable                         (525,000)      (469,000)      (302,000)
Repurchase of 10% Convertible Subordinated Debentures                  (1,610,000)             -              -
Proceeds from exercise of stock options                                    13,000          8,000              -
                                                                      -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                 (12,999,000)   (14,011,000)    (2,510,000)
                                                                      -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               4,489,000        396,000        117,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            720,000        324,000        207,000
                                                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 5,209,000    $   720,000    $   324,000
                                                                      ===========    ===========    ===========

                             See accompanying notes

Property Capital Trust

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                              Years Ended July 31,
                                                                 ----------------------------------------------
                                                                     1995             1994             1993
---------------------------------------------------------------------------------------------------------------
COMMON SHARES
Balance at beginning of year                                     $106,060,000     $106,052,000     $106,052,000
Common Shares issued in payment of deferred Trustees'
  compensation                                                        117,000                -                -
Stock options exercised                                                13,000            8,000                -
                                                                 ------------     ------------     ------------
Balance at end of year                                            106,190,000      106,060,000      106,052,000
                                                                 ------------     ------------     ------------
ACCUMULATED DEFICIT
Balance at beginning of year                                      (14,357,000)     (15,918,000)     (12,850,000)
Net income (loss)                                                   5,313,000        4,089,000         (630,000)
Cash dividends paid ($0.38, $0.28 and $0.27 per share in 1995,
  1994 and 1993, respectively)                                     (3,437,000)      (2,528,000)      (2,438,000)
                                                                 ------------     ------------     ------------
Balance at end of year                                            (12,481,000)     (14,357,000)     (15,918,000)
                                                                 ------------     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                       $ 93,709,000     $ 91,703,000     $ 90,134,000
                                                                 ============     ============     ============
NUMBER OF COMMON SHARES
Common Shares issued and outstanding at beginning of year           9,030,585        9,028,585        9,028,585
Common Shares issued in payment of deferred Trustees'
  compensation                                                         20,296                -                -
Stock options exercised                                                 3,000            2,000                -
                                                                   ----------       ----------       ----------
COMMON SHARES ISSUED AND OUTSTANDING AT END OF YEAR                 9,053,881        9,030,585        9,028,585
                                                                    =========        =========        =========

                             See accompanying notes

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Trust is an owner of and investor in income producing real estate located throughout the United States. For the past several fiscal years, the Trust's business plan has focused on maximizing shareholder value through asset, portfolio and liability management and the selective disposition of investments. This business plan was in large part a response to the impact of the recent recession on the real estate industry. During the time this plan has been in effect, the Trust retained much of its portfolio. Following improvements in rental rates and occupancies throughout the portfolio attributable to improving economic conditions and considerable progress made by management in resolving problems affecting the portfolio, the Trustees reevaluated the business plan. The Trustees have concluded that the best means to maximize shareholder value is to provide for an orderly disposition of the Trust's investments. The Trustees also considered and rejected other strategies, such as a business combination or expanding the Trust, as being unlikely to be consummated or inappropriate given their belief that the stock price is not reflective of the value of the Trust's assets. The Trustees anticipate that the new business plan will involve dispositions of Owned Properties and Structured Transactions on a property-by-property basis, over a period estimated to be between three and five years, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. The new business plan is subject to ratification by the shareholders of the Trust at the next Annual Meeting of Shareholders.

CONSOLIDATION

The consolidated financial statements of the Trust include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FEDERAL INCOME TAXES

The Trust has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. The Trust intends to continue to qualify as a real estate investment trust. Accordingly, no provision has been made for Federal income taxes in the consolidated financial statements.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships or a participation agreement in which the Trust or one of its subsidiaries is the general partner or lead lender and other institutional investors are limited partners or participants ("Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method and prior period financial statements were restated to reflect the change as if it had occurred at the beginning of the period. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change in accounting did not affect the Trust's net income (loss) or shareholders' equity, the change is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at cost, net of accumulated depreciation and less an allowance for possible investment losses. When the Trust acquires a property from its lessee/mortgagor it records the acquired property improvements at the lesser of cost or net realizable value at the time of acquisition. The Trust's allowance for possible investment losses is based upon management's estimate of the net realizable value of each investment and to the extent this is less than the carrying value of an investment, an allowance for possible investment losses is established. In determining estimated net realizable value, consideration is given to many factors, such as income to be earned from the investment, the cost to hold the property to the hypothetical time of sale, the selling price a property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions including availability of credit.

Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements are depreciated over 25 to 39 years. Leasing commissions and tenant improvements are amortized under the straight-line method over the terms of the related leases. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

ASSETS HELD FOR SALE

The Trust defines an "Asset Held for Sale" as an asset that has been approved for sale by the Trustees and, if applicable, the Investment Partnership and either is being marketed for sale or is soon to be marketed by a broker who has already been selected by the Trust. Assets Held for Sale are written down to the lower of cost or net realizable value and, in the case of investments held directly by the Trust, are reclassified to a separate line on the balance sheet. Depreciation is no longer recorded on these assets. The revenues and expenses from an Asset Held for Sale are not reclassified, and continue to be recorded as they were prior to the reclassification.

REVENUE RECOGNITION

For financial reporting purposes, the Owned Properties held directly by the Trust and the Investment Partnerships are accounted for on a one-month lag. Certain space leases at the Owned Properties held directly by the Trust provide for free rent periods and stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. Rental income recognized under the straight-line method was greater (less) than rent received or receivable by the Trust for financial reporting purposes by $280,000, ($32,000) and ($67,000) for the years ended July 31, 1995, 1994 and 1993, respectively.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated by dividing net income (loss) by the weighted average Common Shares outstanding during the year. Net income (loss) per share on a quarterly basis may not total to the annual net income (loss) per share due to rounding.

RECLASSIFICATION

Certain items in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

NEW ACCOUNTING STANDARDS

FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement 118, was issued in May 1993. The statement requires impairment losses to be recorded, when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient at the loan's observable market price or the fair value of the collateral if collateral dependent. The Trust will adopt Statement 114 in the first quarter of fiscal 1996. Based on current circumstances, including the availability of the previously established loss allowance, the Trust does not believe the effect of adoption of this new Standard will be material.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust will adopt Statement 121 in the first quarter of fiscal 1997. Based on current circumstances, including uncertainties regarding the effects of implementing the new business plan referred to above, the financial statement impact of adoption of Statement 121 has not been determined. The availability of the previously established loss allowance is expected to mitigate any adverse impact.

NOTE 2.  REAL ESTATE INVESTMENTS

The Trust's real estate investments consist primarily of equity investments in completed, income-producing properties located throughout the United States. Investments consisting of land leasebacks and/or mortgage loans are classified as Structured Transactions. Operating properties are classified as Owned Properties. Owned Properties which have been approved for sale and are being marketed for sale are classified as Assets Held for Sale. Investments made through partnerships or participation agreements in which the Trust or its subsidiary is the general partner or lead lender and other institutional investors are the limited partners or participating lenders are classified as Investment Partnerships. Two of the Investment Partnerships hold Owned Properties and Assets Held for Sale and three hold Structured Transactions. As of July 31, 1995, the Trust had ten Structured Transactions held directly by the Trust, four Owned Properties held directly by the Trust and one Asset Held for Sale directly by the Trust. The Trust had investments in five Investment Partnerships, three of which held four Structured Transactions and two of which held eight investments of which four are Owned Properties and four are Assets Held for Sale.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Real Estate Investments (net of accumulated depreciation) are as follows:

                                                                                     July 31,
                                                                            ---------------------------
                                                                                1995           1994
        -----------------------------------------------------------------------------------------------
        Owned Properties held directly by the Trust                         $ 83,985,000   $105,295,000

        Structured Transactions held directly by the Trust
          Land leasebacks                                                     17,140,000     17,140,000
          Mortgage loans                                                      15,431,000     15,441,000

        Investment Partnerships                                               48,299,000     51,998,000
                                                                            ------------   ------------
                                                                             164,855,000    189,874,000

        Allowance for possible investment losses                             (14,077,000)   (17,413,000)
                                                                            ------------   ------------
                                                                             150,778,000    172,461,000

        Asset Held for Sale directly by the Trust                             10,185,000              -
                                                                            ------------   ------------
                                                                            $160,963,000   $172,461,000
                                                                            ============   ============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Real Estate Investments (net of accumulated depreciation) including
Assets Held for Sale and before allowance for possible investment losses are diversified by type of property as follows:

                                                                                    July 31,
                                                                          -----------------------------
                                                                              1995             1994
        -----------------------------------------------------------------------------------------------
        OWNED PROPERTIES HELD DIRECTLY BY THE TRUST
        Office buildings                                                  $ 40,382,000     $ 64,042,000
        Shopping centers                                                    43,603,000       41,253,000
        Apartments                                                                   -                -
        Hotels                                                                       -                -
                                                                          ------------     ------------
                                                                            83,985,000      105,295,000
                                                                          ------------     ------------
        STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST
        Office buildings                                                             -                -
        Shopping centers                                                     4,325,000        4,335,000
        Apartments                                                          16,530,000       16,530,000
        Hotels                                                              11,716,000       11,716,000
                                                                          ------------     ------------
                                                                            32,571,000       32,581,000
                                                                          ------------     ------------
        INVESTMENT PARTNERSHIPS
        Office buildings(1)                                                 18,611,000       20,125,000
        Shopping centers(1)                                                  8,552,000        9,550,000
        Apartments(1)                                                       12,155,000       13,299,000
        Hotels                                                               8,981,000        9,024,000
                                                                          ------------     ------------
                                                                            48,299,000       51,998,000
                                                                          ------------     ------------
        ASSET HELD FOR SALE DIRECTLY BY THE TRUST
        Office Buildings                                                    10,185,000                -
                                                                          ------------     ------------
        TOTAL REAL ESTATE INVESTMENTS                                     $175,040,000     $189,874,000
                                                                          ============     ============
        REAL ESTATE INVESTMENTS BY TYPE OF PROPERTY
        Office buildings                                                  $ 69,178,000     $ 84,167,000
        Shopping centers                                                    56,480,000       55,138,000
        Apartments                                                          28,685,000       29,829,000
        Hotels                                                              20,697,000       20,740,000
                                                                          ------------     ------------
        Total Real Estate Investments                                     $175,040,000     $189,874,000
                                                                          ============     ============
        NUMBER OF PROPERTIES                                                        27               29
                                                                                    ==               ==

       (1) Inclusive of Assets Held for Sale in Investment Partnerships.



Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Real Estate Investments (net of accumulated depreciation) including Assets Held for Sale and before allowance for possible investment losses are diversified, as of July 31, 1995, by geographic region as follows:

                                                                      Number of      Investment      % of
        Geographic Region                                             Properties       Amount        Total
        --------------------------------------------------------------------------------------------------
        Midwest                                                           11        $ 83,487,000       48%
        South                                                              7          58,016,000       33
        East                                                               1          18,687,000       11
        West                                                               8          14,850,000        8
                                                                          --        ------------     ----
                                                                          27        $175,040,000      100%
                                                                          ==        ============     ====

OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

Owned Properties held directly by the Trust (which include those held in wholly owned subsidiaries) include land, buildings, tenant improvements, construction in progress, and other. Tenant improvements represent the cost of constructing or finishing tenant space under the terms of a lease for that space. Material disbursements that constitute new assets or improvements to existing assets that extend their useful lives and/or substantially increase their value are capitalized.

Assets included as Owned Properties held directly by the Trust are as follows:

                                                                                    July 31,
                                                                          -----------------------------
                                                                              1995             1994
        -----------------------------------------------------------------------------------------------
        Land                                                              $ 17,485,000     $ 21,856,000
        Buildings                                                           65,700,000       81,540,000
        Tenant improvements                                                  9,206,000        7,583,000
        Construction in progress                                                     -        2,427,000
        Other                                                                2,116,000        2,251,000
                                                                          ------------     ------------
                                                                            94,507,000      115,657,000
        Accumulated depreciation                                           (10,522,000)     (10,362,000)
                                                                          ------------     ------------
        Owned Properties held directly by the Trust                       $ 83,985,000     $105,295,000
                                                                          ============     ============


The operating results of Owned Properties held directly by the Trust are reflected in the consolidated statement of operations as Rents from Owned
Properties held directly by the Trust and Expenses on Owned Properties held directly by the Trust. Rents from Owned Properties held directly by the Trust represent base rents and expense reimbursements from tenants. Expenses on Owned
Properties held directly by the Trust are as follows:

                                                                           Years Ended July 31,
                                                                 ----------------------------------------
                                                                    1995           1994           1993
        -------------------------------------------------------------------------------------------------
        Repairs and maintenance                                  $2,175,000     $2,272,000     $1,357,000
        Real estate taxes                                         1,333,000      1,585,000      1,045,000
        Utilities                                                 1,336,000      1,322,000        870,000
        General and administrative                                1,209,000      1,072,000        836,000
        Management fees                                             570,000        487,000        308,000
        Insurance                                                   199,000        177,000         85,000
                                                                 ----------     ----------     ----------
        Expenses on Owned Properties held directly by the Trust  $6,822,000     $6,915,000     $4,501,000
                                                                 ==========     ==========     ==========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

During fiscal 1995, the Trust sold the 6110 Executive Boulevard office building. An unrelated party purchased the property for $16,380,000 resulting in a gain of approximately $3,099,000.

During fiscal year 1994, the Trust sold Eagle apartments. The property was purchased by an unrelated third party for approximately $12,570,000, resulting in a loss of $90,000. Effective February 1, 1994, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in 6110 Executive Boulevard, an office building in Rockville, Maryland, subject to a non-recourse first mortgage loan of $6,478,000. During the quarter ended January 31,1994, the Trust wrote down its investment in 6110 Executive Boulevard by $2,000,000. This write-down was charged against the Trust's allowance for possible investment losses.

In fiscal year 1993, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in One Park West, an office building in Chevy Chase, Maryland, subject to a first mortgage loan of $10,227,000. Upon acquisition the Trust utilized the applicable portion of its previously established allowance for possible investment losses to write down this investment by $6,000,000.

ASSET HELD FOR SALE

At July 31, 1995 the Trust had one Asset Held for Sale directly by the Trust, Citibank Office Plaza-Oakbrook. This investment, which had a net book value of $11,156,000, had previously been classified as an Owned Property held directly by the Trust. At July 31, 1995, the Trust wrote down its investment in this property by $971,000 to $10,185,000. This loss was charged against the Trust's previously established allowance for possible investment losses. In addition, the Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets to estimated net realizable value, which the Trust then charged against its previously established allowance for possible investment losses.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Land leasebacks consist of land purchased under income-producing properties and leased back under long-term net lease arrangements. These leases, which are classified as operating leases, have remaining initial terms of 22 to 69 years, with a weighted average term of 53 years. The leases require fixed monthly base rental payments to the Trust and generally also provide for overage rental payments, which are typically computed as a percentage of property gross receipts in excess of base amounts.

Base rental income contractually due under land leasebacks existing at July 31, 1995 is approximately $1,541,000 per year for the next five years.

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

During fiscal 1993 the Trust disposed of three Structured Transactions held directly by the Trust. The $1,800,000 Lakeside apartments investment was sold for $9,500,000. The $4,000,000 Town and Country office investment was sold for $70,000 and the $2,991,000 Stouffers Bedford Glen Hotel investment was sold for $350,000. Losses incurred in connection with such sales were charged against the Trust's allowance for possible investment losses. Additionally, during the year the Trust reduced its

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

allowance for possible investment losses by $2,300,000 due to a write-off of the Trust's Sandpiper Cove mortgage loan, which was forgiven.


INVESTMENTS IN UNCONSOLIDATED INVESTMENT PARTNERSHIPS

As of July 31, 1995, 1994 and 1993 the Trust or its subsidiary had investments in five unconsolidated Investment Partnerships which are accounted for on the equity method. The Investment Partnerships provide for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:

        Investment Partnerships                                                     % Owned by the Trust
        ------------------------------------------------------------------------------------------------
        Property Capital Midwest Associates, L.P.                                           53.30%
        PCA Southwest Associates Limited Partnership                                        45.45%
        Lisle Hilton Inn Loan Participation                                                 41.67%
        PCA Canyon View Associates Limited Partnership                                      23.81%
        PCA Crossroads Associates, Ltd.                                                     25.00%


Condensed combined financial statements of the unconsolidated Investment
Partnerships are as follows:

       CONDENSED COMBINED BALANCE SHEET

                                                                                     July 31,
                                                                          -----------------------------
                                                                              1995             1994
        -----------------------------------------------------------------------------------------------
        ASSETS
        Current assets                                                    $  2,686,000     $  4,070,000
        Owned Properties                                                    37,258,000       99,058,000
        Mortgage loans                                                      34,675,000       34,778,000
        Land leasebacks                                                      9,084,000        9,084,000
        Assets Held for Sale                                                55,549,000                -
        Other assets                                                            72,000           70,000
                                                                          ------------     ------------
                                                                          $139,324,000     $147,060,000
                                                                          ============     ============
        LIABILITIES AND CAPITAL
        Current liabilities                                               $  3,330,000     $  2,905,000
        Other liabilities                                                      462,000          530,000
        Mortgage notes payable                                              25,420,000       25,904,000
        Trust's share of combined capital                                   48,299,000       51,998,000
        Limited partners' share of combined capital                         61,813,000       65,723,000
                                                                          ------------     ------------
                                                                          $139,324,000     $147,060,000
                                                                          ============     ============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)


       CONDENSED COMBINED STATEMENT OF OPERATIONS

                                                                         Years Ended July 31,
                                                              -------------------------------------------
                                                                 1995            1994            1993
        -------------------------------------------------------------------------------------------------
        REVENUES
        Rents from Owned Properties                           $21,042,000     $10,968,000     $ 7,194,000
        Structured Transactions
          Base income                                           2,664,000       4,225,000       3,674,000
          Overage income                                          644,000         339,000         415,000
        Other income                                               68,000          33,000          24,000
                                                              -----------     -----------     -----------
                                                               24,418,000      15,565,000      11,307,000
                                                              -----------     -----------     -----------
        EXPENSES
        Owned Properties expenses                              12,651,000       5,538,000       3,577,000
        Depreciation                                            4,144,000       2,787,000       2,149,000
        Interest                                                1,915,000         732,000               -
        Other                                                   1,440,000         794,000       1,349,000
                                                              -----------     -----------     -----------
                                                               20,150,000       9,851,000       7,075,000
                                                              -----------     -----------     -----------
        INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS    4,268,000       5,714,000       4,232,000

        GAIN (LOSS) ON REAL ESTATE INVESTMENTS
          Gain on sale of real estate investment                  242,000               -               -
          Write-down of Assets Held for Sale                   (4,454,000)              -               -
                                                              -----------     -----------     -----------

        NET INCOME                                            $    56,000     $ 5,714,000     $ 4,232,000
                                                              ===========     ===========     ===========

        INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS
        Trust's share of income before gain (loss) on real
          estate investments                                  $ 1,858,000     $ 2,264,000     $ 1,519,000
        Limited Partners' share of income before gain (loss)
          on real estate investments                            2,410,000       3,450,000       2,713,000

        GAIN (LOSS) ON REAL ESTATE INVESTMENTS
        Trust's share of gain on sale of real estate
          investment                                              110,000               -               -
        Limited Partners share of gain on sale of real
          estate investment                                       132,000               -               -
        Trust's share of write-down of Assets Held for Sale
          (previously recorded by the Trust)                   (2,365,000)              -               -
        Limited Partners share of write-down of Assets Held
          for Sale                                             (2,089,000)              -               -
                                                              -----------     -----------     -----------
        NET INCOME                                            $    56,000     $ 5,714,000     $ 4,232,000
                                                              ===========     ===========     ===========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's equity in unconsolidated Investment Partnerships is as follows:

                                                                                     July 31,
                                                                            ---------------------------
                                                                               1995            1994
        -----------------------------------------------------------------------------------------------
        Property Capital Midwest Associates, L.P.                           $25,140,000     $27,659,000
        PCA Southwest Associates Limited Partnership                          8,878,000       9,877,000
        Lisle Hilton Inn Loan Participation                                   8,981,000       9,024,000
        PCA Canyon View Associates Limited Partnership                        3,277,000       3,422,000
        PCA Crossroads Associates, Ltd.                                       2,023,000       2,016,000
                                                                            -----------     -----------
                                                                            $48,299,000     $51,998,000
                                                                            ===========     ===========

The Trust's share of net income (loss) from unconsolidated Investment
Partnerships is as follows:

                                                                           Years Ended July 31,
                                                                 ----------------------------------------
                                                                    1995           1994           1993
        -------------------------------------------------------------------------------------------------
        Property Capital Midwest Associates, L.P.(1)             $  987,000     $  950,000     $  646,000
        PCA Southwest Associates Limited Partnership(2)             101,000        209,000       (220,000)
        Lisle Hilton Inn Loan Participation                         660,000        617,000        570,000
        PCA Canyon View Associates Limited Partnership             (145,000)       195,000        210,000
        PCA Crossroads Associates, Ltd.                             365,000        293,000        313,000
                                                                 ----------     ----------     ----------
                                                                 $1,968,000     $2,264,000     $1,519,000
                                                                 ==========     ==========     ==========

       (1) Net of the Trust's share of depreciation of $1,373,000, $1,213,000 and $1,145,000 for years ended July 31, 1995, 1994 and 1993, respectively.

       (2) Net of the Trust's share of depreciation of $713,000 and $232,000 for the years ended July 31, 1995 and 1994, respectively. These properties converted from Structured Transactions to Owned Properties on March 31, 1994.


Cash distributions received by the Trust from the unconsolidated Investment
Partnerships are as follows:

                                                                           Years Ended July 31,
                                                                 ----------------------------------------
                                                                    1995           1994           1993
        -------------------------------------------------------------------------------------------------
        Property Capital Midwest Associates, L.P.                $1,195,000     $1,054,000     $  784,000
        PCA Southwest Associates Limited Partnership              1,046,000              -        118,000
        Lisle Hilton Inn Loan Participation                         703,000        610,000        575,000
        PCA Canyon View Associates Limited Partnership                    -        232,000        210,000
        PCA Crossroads Associates, Ltd.                             358,000        298,000        320,000
                                                                 ----------     ----------     ----------
                                                                 $3,302,000     $2,194,000     $2,007,000
                                                                 ==========     ==========     ==========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

At July 31, 1995, the Trust's Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets to estimated net realizable value. The Trust then charged the amount of the write-downs against its allowance for possible investment losses as follows:

                                                                                         July 31, 1995
        -----------------------------------------------------------------------------------------------
        Property Capital Midwest Associates, L.P.                                          $2,311,000
        PCA Southwest Associates Limited Partnership                                           54,000
                                                                                           ----------
                                                                                           $2,365,000
                                                                                           ==========

The Structured Transactions held in Investment Partnerships are similar to those held directly by the Trust. The land leaseback leases have remaining initial terms of 17 to 67 years, with a weighted average term of 62 years. The leases require fixed monthly base rental payments to the Investment Partnerships and also provide for overage rental payments. The Trust's share of base rental income contractually due under existing land leasebacks held in Investment Partnerships at July 31, 1995 is approximately $268,000 per year for the next five years.

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

During fiscal 1995, PCA Southwest Associates Limited Partnership ("Southwest"), an Investment Partnership which owned 3,000 apartments in Houston, Texas, sold the Braes Hill project (152 units) to an unrelated party resulting in a gain to the Trust of $110,000. At July 31, 1995, Southwest reclassified its investment in the Chimney Rock apartments to Assets Held for Sale resulting in a write down by the Trust of $54,000, which was charged against the Trust's previously established allowance for possible investment losses. The Trust's investment in Southwest had a net book value of $8,932,000 prior to the Chimney Rock property write-down. The Trust's wholly owned subsidiary has a 45.45% general partner's interest in Southwest. At July 31, 1995, Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owns seven buildings in Overland Park, Kansas, reclassified its investments in Financial Plaza, Plaza West Retail Center and College Hills 8 to Assets Held for Sale, resulting in a write-down by the Trust of $2,311,000. The Trust's investment in Midwest had a net book value of $27,451,000 prior to the Financial Plaza, College Hills 8 and Plaza West Retail Center's write-downs. The Trust has a 53.30% general partner's interest in Midwest and the Trust's share of the loss was charged against the Trust's previously established allowance for possible investment losses.

Subsequent to the end of the fiscal year, PCA Canyon View Associates Limited Partnership settled certain litigation. The Investment Partnership, of which the Trust owns a 23.8% interest, received $300,000 from the first mortgagee of Phase I for permitting it to take title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000.

On March 31, 1994, Southwest acquired for $427,000 its lessee's interest in five properties subject to first mortgages aggregating $25,989,000. During the quarter ended July 31, 1994, the Trust wrote down its investment in this partnership by $566,000. This write-down was charged against the Trust's allowance for possible investment losses.

NOTE 3.  INDEBTEDNESS

The Trust has available a total of $10,000,000 under a revolving line of credit from a major New England bank. Borrowings under the line of credit are repayable on demand by the lender. At July 31, 1995 there were no outstanding borrowings under the line. Interest is at the bank's prime rate (8.75% at July 31, 1995) plus 1/4%.

A majority of the real estate investments are subject to long-term first mortgage financing which aggregated $182,686,000 at July 31, 1995 and $188,080,000 at July 31, 1994. At July 31, 1995 long-term first mortgage financing consisted of $40,145,000 of debt on Owned Properties held directly by the Trust and $25,420,000 of debt on Owned Properties held in Investment Partnerships. The balance of $117,121,000 represents debt on Structured Transactions which is not reflected on the Trust's balance sheet because the obligation to pay such debt is that of the Trust's lessees/mortgagors.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INDEBTEDNESS (continued)

At July 31, 1995 three of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $40,145,000 and at July 31, 1994 four of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $43,110,000.

                                                         Principal Balance
                                                             July 31,
          Owned Properties held directly by the     ---------------------------     Interest
                          Trust                        1995            1994           Rate        Maturity
        ---------------------------------------------------------------------------------------------------
        Loehmann's Fashion Island                   $21,732,000     $18,000,000       7.97%*      July 1998
        One Park West                                 9,898,000      10,052,000       9.50%       June 2000
        Park Place                                    8,515,000       8,600,000       5.65%        May 2008
        6110 Executive Boulevard                              -       6,458,000          -           Repaid
                                                    -----------     -----------
                                                    $40,145,000     $43,110,000
                                                    ===========     ===========

       * Rate is fixed until December 1996; see below for further information.


The book value of real estate pledged as collateral for these loans was approximately $73,723,000. Scheduled principal payments on these loans at July
31, 1995 are as follows:


        Year ending July 31,
        ---------------------------------------------------------------------------------------------
        1996                                                                              $   256,000
        1997                                                                                  273,000
        1998                                                                               22,024,000
        1999                                                                                  312,000
        2000                                                                                8,090,000
        2001 and thereafter                                                                 9,190,000
                                                                                          -----------
             Total                                                                        $40,145,000
                                                                                          ===========

The Loehmann's Fashion Island Shopping Center refinanced its then existing first mortgage on June 30, 1994 with an initial advance of $18,000,000. The loan commitment was for $30,000,000 with additional advances to be made through June 1996 based upon property performance. The first mortgage loan (of which $15,000,000 is with recourse to the Trust) matures in July 1998 and bears interest at the lender's prime rate plus 1/4% with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury rates for a specified number of times. This option may be exercised at no cost or additional liability to the Trust. The loan also required mandatory amortization payments. During fiscal 1995 the Trust borrowed an additional $6,000,000 of which $2,000,000 was subsequently prepaid and eliminated the required monthly amortization payments prior to maturity in July 1998. In July 1995 the Trust elected to fix the interest rate on the total outstanding borrowings of $21,732,000 at 7.97% until December 1996 which, at that time, was 2.25% over comparable term U.S. Treasury rates.

In November 1993, the Trust refinanced the $8,600,000 first mortgage on the Park Place office building located in Clayton, Missouri, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%.

The Trust issued $40,000,000 of 9 3/4% Convertible Subordinated Debentures in May 1983, maturing May 15, 2008, and $40,000,000 of 10% Convertible Subordinated Debentures in December 1984, maturing December 15, 2009. As of July 31, 1995, $2,546,000 and $29,125,000 of the 9 3/4% and 10% Debentures, respectively, were outstanding. During fiscal 1995 the Trust repurchased $1,698,000 principal amount of the 10% Debentures at a discount. The 9 3/4% and 10% Debentures are subordinated to all debt of the Trust and are convertible into Common Shares at $19.00 and $21.70 per share, respectively. Conversion of all Debentures outstanding at July 31, 1995 would add an additional 1,476,166 Common Shares. Due to conversions in prior years, sinking fund payments on the 10% Debentures will not commence until fiscal 2000, with a payment of $1,125,000. There are no sinking fund requirements on the 9 3/4% Debentures due to conversions in prior years.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INDEBTEDNESS (continued)

For the years ended July 31, 1995, 1994 and 1993, cash paid for interest on all of the Trust's debt was $6,818,000, $6,961,000, and $5,579,000, respectively, net of capitalized interest of $0, $858,000 and $1,311,000, respectively.

The fair values of the Trust's mortgage notes payable and Convertible Subordinated Debentures at July 31, 1995 are $40,256,000 and $30,783,000, respectively. The fair values were estimated using discounted cash flow analyses on the mortgage notes and quoted market prices on the convertible subordinated debentures. The mortgage notes payable are assumed to be held to maturity.

NOTE 4.  RENTS UNDER OPERATING LEASES

All space leases at the Owned Properties held directly by the Trust are classified as operating leases. Minimum future base rents to be received from leases in effect at July 31, 1995 are as follows:

        Year ending July 31,
        ---------------------------------------------------------------------------------------------
        1996                                                                              $10,367,000
        1997                                                                                9,297,000
        1998                                                                                8,008,000
        1999                                                                                5,966,000
        2000                                                                                4,879,000
        2001 and thereafter                                                                23,047,000
                                                                                          -----------
               Total                                                                      $61,564,000
                                                                                          ===========

The minimum future base rents do not include contingent rentals, such as tenant reimbursements which are received under certain leases based upon property operating costs, or percentage rents which are based on the level of a tenant's sales.

NOTE 5.  RENTAL EXPENSE

The Trust leases office space under an operating lease which expires on May 31, 1997, although the Trust and the landlord each have the option to cancel the lease as of May 31, 1996 by giving six months' prior notice. Rental expense under this lease was $132,000, $128,000 and $111,000 in fiscal years 1995, 1994 and 1993, respectively. Future minimum rental payments will be $147,000 and $122,500 for fiscal years 1996 and 1997, respectively.

NOTE 6.  ADVISORY SERVICES

Prior to August 1, 1992, services related to investment matters and day-to-day administration of the Trust were provided by Property Capital Advisors, Inc. (the "Advisor"). Effective August 1, 1992 the Trust commenced management of its affairs through an internal staff. Services related to the day-to-day administration of the Investment Partnerships were provided by PCA Institutional Advisors ("PCAIA"), an affiliate of the Advisor. In connection with the internalization of the Trust's management, the Trust entered into an agreement with PCAIA pursuant to which the Trust assumed responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and the five Investment Partnerships.

The Trust receives annually the first $150,000 of amounts payable pursuant to the Advisory Agreements as compensation for providing such services, which amount generally corresponds to the additional expenses incurred by the Trust in performance of such tasks, plus 50% of additional amounts payable pursuant to the Advisory Agreements, which additional amounts aggregated $175,000, $140,000 and $119,000 in fiscal years 1995, 1994 and 1993, respectively. PCAIA receives the remaining 50% of such payments in excess of $150,000. Excluded from the foregoing arrangement is the termination fee provided for in the PCA Crossroads Associates, Ltd. ("Crossroads") advisory agreement, which fee, was paid subsequent to year-end, solely to PCAIA.

Commencing on August 1, 1997, the Trust may terminate the foregoing agreement and thereafter receive 100% of all payments under the Advisory Agreements (other than the termination fee payable pursuant to the Crossroads advisory agreement) by paying PCAIA three times PCAIA's share of the average of the annual payments, (the "Buy-Out Amount") that it received under such sharing arrangement during the two prior fiscal years, calculated without reference to payments attributable to properties sold or otherwise disposed of during such fiscal years. The Buy-Out Amount is payable to PCAIA in three annual

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  ADVISORY SERVICES (continued)

installments, in arrears, with interest accruing on the unpaid principal amount of such payment at the prime rate of the Trust's primary bank lender. The Buy-Out Amount is reduced in the event that properties are sold or otherwise disposed of during the three years over which such amount is payable.

NOTE 7.  RELATED PARTY TRANSACTIONS

During fiscal 1995, 1994 and 1993, the Trust incurred legal fees in the amount of $224,000, $346,000 and $347,000, respectively (exclusive of additional amounts paid by the Trust's lessees and borrowers, if any), from the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner. Not included in the above amount is the Trust's share of legal fees incurred by the Investment Partnerships in the amount of $17,000, $46,000, and $66,000 for fiscal 1995, 1994 and 1993, respectively.

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

NOTE 8.  ANTICIPATED CAPITAL EXPENDITURES

Amounts aggregating approximately $1,900,000 may be required during fiscal 1996 for capital expenditures on the Trust's Owned Properties held directly by the Trust. Additionally, the Trust's share of capital expenditures which may be required by the Investment Partnerships during 1996 is approximately $900,000.

NOTE 9.  SHAREHOLDERS' EQUITY

1992 EMPLOYEE STOCK OPTION PLAN

The Property Capital Trust 1992 Employee Stock Option Plan (the "Plan") for key employees of the Trust and its subsidiaries is a plan under which options for 400,000 shares may be granted to purchase Common Shares for a purchase price equal to, at a minimum, the fair market value of the shares on the date of grant, subject to certain adjustments. The Compensation Committee of the Board of Trustees administers the Plan and is responsible for selecting the individuals eligible to receive options and for determining the number of options to be granted to such individuals and the purchase price of the shares. Under the plan 20% of the options become exercisable on each anniversary of the date of grant. The options are subject to termination under certain circumstances.

        Options outstanding August 1, 1992                                                         -
        Options granted on January 8, 1993 @ $3.75 per share                                 107,750
        Options exercised                                                                          -
        Options canceled                                                                      (4,000)
                                                                                             -------
        Options outstanding July 31, 1993                                                    103,750
        Options granted on January 6, 1994 @ $6.375 per share                                 68,850
        Options exercised                                                                     (2,000)
                                                                                             -------
        Options outstanding July 31, 1994                                                    170,600
        Options granted on November 30, 1994 @ $6.125 per share                               77,500
        Options granted on February 22, 1995 @ $6.375 per share                                5,000
        Options exercised                                                                     (3,000)
                                                                                             -------
        Options outstanding July 31, 1995                                                    250,100
                                                                                             =======
        Options exercisable July 31, 1995                                                     50,270
                                                                                             =======
        Options available for future grant                                                   144,900
                                                                                             =======

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  SHAREHOLDERS' EQUITY (continued)

1994 STOCK OPTION PLAN FOR NON-EMPLOYEE TRUSTEES

The Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees, approved by the shareholders of the Trust in November 1994, is a plan under which options for 100,000 shares may be granted to purchase Common Shares for a purchase price equal to the fair market value of such Common Shares at the time the option is granted, subject to certain adjustments.

Each non-employee Trustee receives automatically upon election or re-election as a Trustee at an Annual Meeting of Shareholders an option to purchase 4,000 Common Shares. The option vests on the day immediately preceding the Annual Meeting of Shareholders next succeeding the date of grant of such option.

        Options granted on November 30, 1994                      24,000
                                                                  ======
        Options outstanding at July 31, 1995                      24,000
                                                                  ======

AMENDED AND RESTATED DEFERRED STOCK PLAN FOR NON-EMPLOYEE TRUSTEES

In November 1994, the Amended and Restated Deferred Stock Plan for Non-Employee Trustees was approved by the shareholders of the Trust. If a Trustee elects to defer payment of Trustee fees, share units are allocated to such Trustee's account based upon the closing price for the Common Shares on the date the fees would have been earned. Share units are also allocated to reflect dividends that would have been paid on such share units. Payments to a Trustee are made upon death, disability or ceasing to serve as a Trustee. There are 250,000 Common Shares available under this Plan.

This plan replaced a previous plan whose shares were transferred to this plan on November 30, 1994.

        Share units transferred November 30, 1994                118,385
        Share units issued fiscal 1995                            30,983
        Share units exercised fiscal 1995                        (20,296)
                                                                 -------
        Share units outstanding July 31, 1995                    129,072
                                                                 =======

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

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  DIVIDENDS

The Trust pays dividends approximately 55 days following each fiscal quarter, normally equal to at least 100% of income before gains (losses) on real estate investments.

                                                                          Years Ended July 31,
                                                               ------------------------------------------
                                                               1995               1994               1993
        -------------------------------------------------------------------------------------------------
        Dividends declared                                     $.41               $.30               $.28
                                                               ====               ====               ====

On August 25, 1995, the Trustees declared a dividend of $.12 per share, payable on September 22, 1995 to shareholders of record on September 11, 1995, which dividend is included in the above table.

In order to qualify as a real estate investment trust, Property Capital Trust must distribute substantially all of its taxable income to shareholders not later than twelve months following the end of its fiscal year.

Property Capital Trust

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              Quarters Ended
                                                          -------------------------------------------------------
                                                          October  31,   January 31,    April 30,       July 31,
-----------------------------------------------------------------------------------------------------------------
FISCAL 1995
Revenues                                                  $5,951,000     $5,778,000     $5,415,000     $5,475,000
Expenses                                                   5,243,000      5,405,000      4,958,000      4,997,000
                                                          ----------     ----------     ----------     ----------
Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                     708,000        373,000        457,000        478,000
Gain on Sale of Real Estate Investments                            -      3,099,000        110,000              -
                                                          ----------     ----------     ----------     ----------
Income before Extraordinary Item                             708,000      3,472,000        567,000        478,000
Extraordinary Gain from Extinguishment of Debt                     -              -         88,000              -
                                                          ----------     ----------     ----------     ----------
Net Income                                                $  708,000     $3,472,000     $  655,000     $  478,000
                                                          ==========     ==========     ==========     ==========
Net Income per Share
Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                       $0.08          $0.04          $0.05          $0.05
Gain on Sale of Real Estate Investments                            -           0.34           0.01              -
                                                               -----          -----          -----          -----
Income before Extraordinary Item                                0.08           0.38           0.06           0.05
Extraordinary Gain from Extinguishment of Debt                     -              -           0.01              -
                                                               -----          -----          -----          -----
Net Income per Share                                           $0.08          $0.38          $0.07          $0.05
                                                               =====          =====          =====          =====
Average Shares Outstanding                                 9,031,000      9,043,000      9,051,000      9,051,000
                                                          ==========     ==========     ==========     ==========
FISCAL 1994
Revenues                                                  $4,859,000     $4,981,000     $5,898,000     $5,885,000
Expenses                                                   4,380,000      4,535,000      5,620,000      5,509,000
                                                          ----------     ----------     ----------     ----------
Income before Gain on Sale of Real Estate Investments        479,000        446,000        278,000        376,000
Gain on Sale of Real Estate Investments                            -        100,000      2,410,000              -
                                                          ----------     ----------     ----------     ----------
Net Income                                                $  479,000     $  546,000     $2,688,000     $  376,000
                                                          ==========     ==========     ==========     ==========
Net Income per Share
Income before Gain on Sale of Real Estate Investments          $0.05          $0.05          $0.03          $0.04
Gain on Sale of Real Estate Investments                            -           0.01           0.27              -
                                                               -----          -----          -----          -----
Net Income per Share                                           $0.05          $0.06          $0.30          $0.04
                                                               =====          =====          =====          =====
Average Shares Outstanding                                 9,029,000      9,029,000      9,031,000      9,031,000
                                                          ==========     ==========     ==========     ==========

Note: During the third quarter of fiscal 1994, the Trust adopted a change in accounting method to the equity method for Investment Partnerships and accordingly all prior quarters in 1994 were restated.


Property Capital Trust

SCHEDULE II
ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES

                                                                         Years Ended July 31,
                                                             --------------------------------------------
                                                                1995            1994             1993
        -------------------------------------------------------------------------------------------------
        Balance at beginning of year                         $17,413,000     $20,129,000     $ 25,000,000
        Additions during year                                          -               -       10,000,000
        Property write-downs                                  (3,336,000)     (2,716,000)     (14,871,000)
                                                             -----------     -----------     ------------
        Balance at end of year                               $14,077,000     $17,413,000     $ 20,129,000
                                                             ===========     ===========     ============
        Allowance as a % of Real Estate Investments (before
          allowance for possible investment losses and
          Asset Held for Sale directly by the Trust)                 8.5%            9.2%            10.3%
                                                                     ===             ===             ====


The allowance for possible investment losses represents the excess of the carrying value of individual real estate investments over their estimated net realizable value. Based upon a review and evaluation of each real estate investment in the Trust's portfolio, management believes the allowance was adequate as of each date presented.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Property Capital Trust
SCHEDULE III
July 31, 1995
(thousands of dollars)

LAND LEASEBACKS HELD DIRECTLY BY THE TRUST

                                                                                Rentable                Date of
       Type and Name of Property                 Location                         Space                Investment
------------------------------------------------------------------------------------------------------------------------------
APARTMENTS
Sandpiper Cove                            Boynton Beach, FL                      416  units              Apr 89
Elm Creek                                 Elmhurst, IL                           372  units              Nov 88
Bluffs II                                 San Diego, CA                          224  units              Jun 73
Northbrook                                San Bernardino, CA                     190  units              May 74
Yorkshire                                 Midwest City, OK                       111  units              Nov 71
                                                                             --------------
                                                                               1,313  units
                                                                             ==============
SHOPPING CENTERS
                                                                                      sq.
Roseburg Valley Mall                      Roseburg, OR                       237,000  ft.                Sep 82
                                                                                      sq.
Lakeside Center                           Burbank, CA                         66,000  ft.                Mar 73
                                                                             --------------
                                                                                      sq.
                                                                             303,000  ft.
                                                                             ==============
HOTELS
City Centre Holiday Inn                   Chicago, IL                            500  rooms              Mar 77
Cincinnati Marriott Inn                   Cincinnati, OH                         350  rooms              Feb 84
Grosvenor Airport Inn                     South San Francisco, CA                206  rooms              Mar 82
                                                                             --------------
                                                                               1,056  rooms
                                                                             ==============

For information on Land Leasebacks Held in Investment Partnerships see Exhibit A

                Third Party Senior
                   Indebtedness
           ----------------------------       Amount of                      Rent and       Base      Overage
                            Interest        Trust's Land       Annual        Overage       Income     Income
            Balance           Rate/          Investment         Base        Receivable      Y/E         Y/E
           at 7/31/95       Maturity        at 7/31/95(a)     Land Rent     at 7/31/95     7/31/95    7/31/95
-------------------------------------------------------------------------------------------------------------
            $ 16,635         9.25%/1999        $ 5,400           6.30%(c)      $  -        $  340     $   119
              21,104         9.50%/1997          2,230(b)        8.50%(d)         -           190          93
               1,653         8.38%/2004            825          10.00%           40            83         132
                   -                  -            400          10.50%            2            42          58
                   -                  -            135          11.00%            2            14          28
           ---------                        ----------                         ----        ------     -------
              39,392                             8,990                           44           669         430
           ---------                        ----------                         ----        ------     -------
               6,815         9.25%/2015          1,800(b)       12.00%            -           216           -
                 204         8.00%/1998            350          10.00%            3            35         139
           ---------                        ----------                         ----        ------     -------
               7,019                             2,150                            3           251         139
           ---------                        ----------                         ----        ------     -------
              10,140         9.13%/1997          2,000          11.00%           82           220       1,289
              10,573         9.75%/1999          2,000(b)       12.00%            -           240           -
               1,337        10.00%/1995          2,000(b)        4.00%(e)         -           120           -
           ---------                        ----------                         ----        ------     -------
              22,050                             6,000                           82           580       1,289
           ---------                        ----------                         ----        ------     -------
            $ 68,461                           $17,140(f)                      $129        $1,500     $ 1,858
            ========                        ==========                         ====        ======     =======

Property Capital Trust

July 31, 1995
(thousands of dollars)


OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

                                                                                                  Amount of Trust's
                                                                                                     Investment
                                                                                                     at Date of
                                                                       Third Party Senior            Acquisition
                                                                          Indebtedness          ---------------------
  Type and                                                         ---------------------------            Buildings
    Name                              Rentable        Date of       Balance    Interest Rate/                and
of Property       Location             Space       Acquisition(g)  at 7/31/95     Maturity       Land    Improvements
----------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS
One Park West             Chevy Chase, MD     128,500 sq. ft.     Mar 93       $  9,898     9.50%/2000     $ 3,500    $ 14,942
Park Place                Clayton, MO          72,000 sq. ft.     Jan 91          8,515     5.65%/2008       3,000       9,194
Citibank Office Plaza     Schaumburg, IL      105,400 sq. ft.     Feb 89              -          -           1,275       9,001
                                              ---------------                 ----------                   -------    --------
                                              305,900 sq. ft.                    18,413                      7,775      33,137
                                              ===============                 ----------                   -------    --------
SHOPPING CENTERS
Loehmann's
  Fashion
  Island                  Aventura, FL        282,000 sq. ft.     May 89         21,732     7.97%/1998       4,800      17,546
                                              ===============                  --------                    -------    --------
                                                                               $ 40,145                    $12,575    $ 50,683
                                                                               ========                    =======  ==========

For information on Owned Properties Held in Investment Partnerships see Exhibit A


                                                                                                              Rents from
                                                                                                                Owned
                Costs       Gross Amount of Trust's Investment                                                Properties
              Capitalized   ----------------------------------                                                   held
              Subsequent                Buildings                                   Net          Rents         directly
                  to                       and                    Accumulated    Investment    Receivable    by the Trust
              Acquisition   Land(a)    Improvements     Total     Depreciation   at 7/31/95    at 7/31/95    Y/E 7/31/95
-------------------------------------------------------------------------------------------------------------------------
               $  1,321     $ 3,500      $ 16,263      $19,763      $ 1,076       $ 18,687       $  206(h)     $  3,251
                    928       3,000        10,122       13,122        1,690         11,432            7           1,503
                  3,298       1,275        12,299       13,574        3,311         10,263          938(h)        1,694
                 -------     -------     ---------      -------     --------       --------      -------        --------
                  5,547       7,775        38,684       46,459        6,077         40,382        1,151           6,448
                 -------     -------     ---------      -------     --------       --------      -------        --------

                  25,702      9,706        38,342       48,048        4,445         43,603          493(h)        5,865
                 -------     ------      --------      -------      -------        -------       ------         -------
                 $31,249    $17,481       $77,026      $94,507(i)   $10,522        $83,985       $1,644         $12,313(j)
                 =======    =======      ========      =======      =======        =======       ======         =======

             Expenses on
                Owned
              Properties
                 held
               directly      Depreciation
             by the Trust      Expense
             Y/E 7/31/95     Y/E 7/31/95
---------------------------------------------------------
                $1,032          $  501
                   653             425
                 1,087             676
              --------        --------
                 2,772           1,602
              --------        --------
                 2,522           1,753
              --------        --------
                $5,294(k)       $3,355(1)
              ========        ========

Property Capital Trust

July 31, 1995
(thousands of dollars)

ASSET HELD FOR SALE DIRECTLY BY THE TRUST



                                                                                  Third Party Senior
                                                                                     Indebtedness
                                                                            ------------------------------
   Type and Name                         Rentable           Date of          Balance       Interest Rate/
    of Property      Location             Space          Acquisition(g)     at 7/31/95        Maturity
-----------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS
Citibank Office
  Plaza            Oak Brook, IL      100,400 sq. ft.      Feb 89              $  -            -

                                      ===============                          ======


 Amount of Trust's
   Investment
at Date of Acquisition
----------------------
Land
-------------------------------

$1,875
======







                       Buildings            Subsequent
 Type and Name           and                    to
  of Property          Improvement          Acquisition

-----------------------------------------------------------------------
OFFICE BUILDINGS
Citibank Office
Plaza                  $ 10,766             $ 2,292
                       ========             =======




For information on Assets Held for Sale in Investment Partnerships see Exhibit A



                                                                                                                     Rents from
                                                                                                                        Owned
                                                                                                                     Properties
            Gross Amount of Trust's Investment                                                                      held directly
           -------------------------------------     Write-off of      Write-down        Net           Rents        by the Trust
                       Buildings and                  Accumulated          of         Investment     Receivable          Y/E
           Land(a)     Improvements       Total      Depreciation      Investment     at 7/31/95     at 7/31/95        7/31/95
---------------------------------------------------------------------------------------------------------------------------------
           $1,875         $13,058        $14,933(m)     $3,777(m)       $971(m)     $10,185(m)      $314(h)        $1,868
           ======         =======        =======        ======          ====        =======         ====           ======

              Expenses on
                 Owned
              Properties
             held directly
             by the Trust      Depreciation
                  Y/E            Expense
                7/31/95        Y/E 7/31/95
--------------------------------------------
                 $782             $694
                 ====             ====

Property Capital Trust
NOTES TO SCHEDULE III

(a) This amount represents the cost of each land investment and the amount at which each investment is carried on the balance sheet at July 31, 1995. There are no differences between the cost of each land investment for financial reporting purposes and the cost of each land investment for federal income tax purposes, except as follows:

                                                                                Book
                                 Name of Property                               Basis       Tax Basis
        ---------------------------------------------------------------------------------------------
        Cincinnati Marriott Inn                                               $2,000,000    $1,419,000
        Citibank Office Plaza - Oakbrook                                      1,875,000       781,000
        Park Place                                                            3,000,000       767,000
        Loehmann's Fashion Island                                             9,706,000     5,535,000
        Citibank Office Plaza - Schaumburg                                    1,275,000       531,000

(b) The Trust also holds a leasehold mortgage on this property (see Schedule
     IV).

(c) The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 6.3% until March 31, 1996, and 7.4% thereafter.

(d) The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 8.5% until March 31, 1996, and 10% thereafter.

(e) The base land rent rate was renegotiated, effective September 1, 1991, from a base payment rate of 13% to a base payment rate of the greater of 4.0% per annum or property cash flow. The unpaid amount, the difference between 13% and actual payments received, is payable at maturity but has not been accrued for financial reporting purposes.

(f) Changes in the Trust's investment in land leasebacks held directly by the Trust are summarized below (thousands of dollars).

                                                                             Years Ended July 31,
                                                                        -------------------------------
                                                                         1995        1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                    $17,140     $21,140     $32,940
        Sales                                                                 -      (1,500)     (1,800)
        Conversions to Owned Properties held directly by the Trust            -      (2,500)     (3,500)
        Conveyances to first mortgage lender                                  -           -      (6,500)
                                                                        -------     -------     -------
        Balance at end of year                                          $17,140     $17,140     $21,140
                                                                        =======     =======     =======

(g) The Trust acquired the equity interests in these properties from its lessees. The date of the acquisition reflects the date on which the Trust converted its land leaseback investment to an Owned Property held directly by the Trust.

(h) Rent receivable includes rents accrued but not yet due under leases with stepped minimum rents which have been accounted for on a straight line basis for financial reporting purposes in the amount of $308,000, $940,000, $339,000 and $118,000 for Citibank Office Plaza - Oakbrook, Citibank Office Plaza - Schaumburg, Loehmann's Fashion Island and One Park West, respectively.

Property Capital Trust
NOTES TO SCHEDULE III (continued)

(i) Changes in the Trust's investment in Owned Properties held directly by the Trust are summarized below (thousands of dollars).

                                                                            Years Ended July 31,
                                                                     ----------------------------------
                                                                       1995         1994         1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                 $116,354     $109,372     $ 78,744
        Acquisitions and additions                                      5,551       15,490       21,187
        Sales to third parties                                        (12,465)     (14,008)           -
        Conversions from mortgage loans held directly by the
          Trust                                                             -        3,000       11,941
        Conversions from land leasebacks held directly by the
          Trust                                                             -        2,500        3,500
        Investments written down                                            -            -       (6,000)(n)
        Property reclassified to Asset Held for Sale directly by
          the Trust                                                   (14,933)           -            -
                                                                     --------     --------     --------
        Balance at end of year                                       $ 94,507     $116,354     $109,372
                                                                     ========     ========     ========

(j) This total does not include rental income earned in fiscal 1995 of $1,596,000 from 6110 Executive Boulevard which was sold during the year and $1,868,000 from Citibank Office Plaza - Oakbrook which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

(k) This total does not include operating expenses incurred in fiscal 1995 of $746,000 from 6110 Executive Boulevard which was sold during the year and $782,000 from Citibank Office Plaza - Oakbrook which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

(l) This total does not include depreciation expense in fiscal 1995 of $143,000 from 6110 Executive Boulevard which was sold during the year and $694,000 from Citibank Office Plaza - Oakbrook which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

(m) Changes in the Trust's investment in Asset Held for Sale directly by the Trust is summarized below (thousands of dollars).

                                                                                        Year Ended
                                                                                         July 31,
                                                                                           1995
        -------------------------------------------------------------------------------------------
        Balance at beginning of year                                                     $      -
        Property reclassified from Owned Property held directly by the Trust               14,933
        Investment written down                                                              (971)
        Write-off of accumulated depreciation                                              (3,777)
                                                                                       ------------
        Balance at end of year                                                           $ 10,185
                                                                                       =============

(n) In March 1993, the Trust acquired the equity interest of its lessee in One Park West, a 128,500 square foot office building in Chevy Chase, Maryland. Upon acquisition, the Trust utilized a portion of its allowance for possible investment losses to write down this investment by $6,000,000.

Property Capital Trust

SCHEDULE IV
July 31, 1995
(thousands of dollars)


MORTGAGE LOANS HELD DIRECTLY BY THE TRUST

   Type and Name of                                                      Interest
       Property                  Location           Type of Mortgage      Rate     Maturity
--------------------------------------------------------------------------------------------------------
APARTMENTS
Elm Creek                  Elmhurst, IL             First leasehold      8.50%(b)  11/01/18
SHOPPING CENTERS
Roseburg Valley Mall       Roseburg, OR             First leasehold      12.00%    10/01/22
HOTELS
Cincinnati Marriott Inn    Cincinnati, OH           First leasehold      5.65%(e)  03/01/14
Grosvenor Airport Inn      S. San Francisco, CA     First leasehold      4.00%(g)  04/01/22

For information on Mortgage Loans held in Investment Partnerships see Exhibit B.

                                                                                         Interest
           Periodic      Amount of       Principal      Principal        Interest        Income
           Payment     Trust's Loan      Payment at       Amount        Receivable        Y/E
            Terms      at 7/31/95(a)      Maturity      Delinquent      at 7/31/95       7/31/95
-----------------------------------------------------------------------------------------------
            (c)          $  7,540          $7,540          $  -             $53          $  641
                         --------          ------          ----             ---          ------
            (d)             2,175               -             -              22             262
                         --------          ------          ----             ---          ------
            (f)             3,716               -             -              17             210
            (h)             2,000               -             -               -              80
                         --------          ------          ----             ---          ------
                            5,716               -             -              17             290
                         --------          ------          ----             ---          ------
                          $15,431(i)       $7,540          $  -             $92          $1,193
                         ========          ======          ====             ===          ======

Property Capital Trust
NOTES TO SCHEDULE IV

(a) The Trust also has land leaseback investments in these properties. First mortgage indebtedness and rentable space are shown with those investments (see Schedule III).

(b) The interest rate on this mortgage was renegotiated, effective April 1, 1993, from a payment rate of 10% to a payment rate of 8.5% until March 31, 1996, and 10% thereafter.

(c) Monthly payments of interest only, with the entire principal due at maturity. Commencing July 1, 1996 the loan may be prepaid without penalty.

(d) Monthly payments of interest and principal amortizing over a 27-year schedule. The loan may be prepaid at a premium of 104% through September 30, 1995. Thereafter the prepayment premium declines 1/2% annually.

(e) The interest rate on this mortgage was renegotiated, effective April 1, 1994, from a cash flow basis to 5.65% through March 31, 1997, 7% through April 30, 1999 and 7% thereafter. Amortization commences in May 1999. The loan may be prepaid at any time.

(f) Monthly payments of interest only until April 30, 1999. Commencing May 1, 1999 payments of principal and interest.

(g) The interest rate on this mortgage was renegotiated, effective September 1, 1991, from the stated interest rate of 13% to the greater of 4.0% per annum or property cash flow. The unpaid amount (the difference between 13% and actual payments) is payable at maturity.

(h) Monthly payments of interest and, to the extent there is sufficient cash flow, principal. The loan is prepayable at any time without penalty.

(i) Changes in the Trust's investment in mortgage loans held directly by the Trust are summarized below (thousands of dollars).

                                                                             Years Ended July 31,
                                                                        -------------------------------
                                                                         1995        1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                    $15,441     $21,925     $35,783
        New mortgage loans                                                    -           -         587
        Repayments                                                          (10)     (1,334)       (204)
        Mortgage loans written down                                           -      (2,150)     (2,300)
        Conversions to Owned Properties held directly by the Trust            -      (3,000)    (11,941)
                                                                        -------     -------     -------
        Balance at end of year                                          $15,431     $15,441     $21,925
                                                                        =======     =======     =======

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Property Capital Trust
EXHIBIT A
July 31, 1995
(thousands of dollars)

LAND LEASEBACKS HELD IN INVESTMENT PARTNERSHIPS

Type and Name of Property                              Rentable                 Date of
                             Location                    Space                 Investment
-----------------------------------------------------------------------------------------------------------
APARTMENTS
Canyon View I               San Ramon, CA (a)                248 units                Jul 87
Canyon View II              San Ramon, CA (a)                188 units                Jul 88
                                                             ---------
                                                             436 units
SHOPPING CENTERS                                             =========
Crossroads Mall             Boulder, CO (c)              816,000 sq. ft. (d)          Jan 83
                                                         ===============

                                                                                  Investment Partnership's
                Third Party Senior             Amount of                     ----------------------------------
                   Indebtedness               Investment                      Rent and       Base       Overage       %
           -----------------------------     Partnership's      Annual        Overage       Income      Income      Owned
            Balance       Interest Rate/      Investment         Base        Receivable       Y/E         Y/E       by the
           at 7/31/95        Maturity         at 7/31/95       Land Rent     at 7/31/95     7/31/95     7/31/95     Trust
--------------------------------------------------------------------------------------------------------------------------
            $ 12,000          9.07%/1994(b)     $   611          11.00%         $  -         $   -       $   -      23.81%
                   -                   -            473          11.00%            -             -           -      23.81%
            --------                            -------                          ---          ----        ----
              12,000                              1,084                            -             -           -
            --------                            -------                          ---          ----        ----
              36,660          9.25%/1996          8,000          12.00%           25           960         637      25.00%
            --------                            -------                          ---          ----        ----
            $ 48,660                            $ 9,084(e)                      $ 25         $ 960       $ 637
            ========                            =======                         ====         =====       =====

Property Capital Trust
EXHIBIT A (continued)
July 31, 1995
(thousands of dollars)

OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS
                                                                                                                Amount of
                                                                                                         Investment Partnership's
                                                                              Third Party Senior                Investment
                                                                                 Indebtedness             at Date of Acquisition
                                                                          ---------------------------    ------------------------
 Type and Name                           Rentable           Date of        Balance     Interest Rate/              Buildings and
  of Property        Location              Space         Acquisition(f)   at 7/31/95      Maturity        Land      Improvements
---------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS
College Hills 3  Overland Park, KS    37,700  sq. ft.(g)     May 89        $      -                 -    $  900       $  1,217
                                      ===============
                                                                           --------                      ------       --------
APARTMENTS
Telegraph Hill   Houston, TX           1,180  units  (h)     Mar 94          13,039               (i)     1,600         14,881
St. Charles      Houston, TX             780  units  (h)     Mar 94           9,063               (i)     1,510         12,107
Boardwalk        Houston, TX             174  units  (h)     Mar 94           3,318        9.00%/1998       510          4,192
                                      ---------------                      --------                      ------       --------
                                       2,134  units                          25,420                       3,620         31,180
                                       ==============
                                                                           --------                      ------       --------

                                                                           $ 25,420                      $4,520       $ 32,397
                                                                           ========                      ======       ========


                      Costs
                   Capitalized
 Type and Name      Subsequent
  of Property     to Acquisition
-----------------------------------
OFFICE BUILDINGS
College Hills 3       $  616

                      ------
APARTMENTS
Telegraph Hill           571
St. Charles              539
Boardwalk                580
                      ------
                       1,690

                      ------
                      $2,306
                      ======

                      Gross Amount of                                                            Investment Partnership's
            Investment Partnership's Investment                       Investment       ---------------------------------------------
            -----------------------------------                      Partnership's                                        Expenses
                        Buildings                                         Net             Rent                           Other than
                           and                      Accumulated       Investment       Receivable     Rental Income     Depreciation
             Land      Improvements      Total      Depreciation      at 7/31/95       at 7/31/95      Y/E 7/31/95      Y/E 7/31/95
------------------------------------------------------------------------------------------------------------------------------------
            $  900       $  1,833       $ 2,733        $  414           $ 2,319           $ 30           $   505           $  319
            ------       --------       -------        ------           -------           ----           -------           ------
             1,600         15,452        17,052           733            16,319              -             4,312            3,112
             1,510         12,646        14,156           598            13,558              3             3,052            2,200
               510          4,772         5,282           220             5,062              -             1,118              596
            ------       --------       -------        ------           -------           ----           -------           ------
             3,620         32,870        36,490         1,551            34,939              3             8,482            5,908
            ------       --------       -------        ------           -------           ----           -------           ------
            $4,520       $ 34,703       $39,223(j)     $1,965           $37,258           $ 33           $ 8,987(k)        $6,227(l)
            ======       ========       =======        ======           =======           ====           =======           ======


                                 %
                               Owned
              Depreciation      by
                Expense         the
              Y/E 7/31/95      Trust
------------------------------------------
                 $   85        53.3%
                 ------
                    553        45.5%
                    451        45.5%
                    169        45.5%
                 ------
                  1,173
                 ------
                 $1,258(m)
                 ======

Property Capital Trust
EXHIBIT A (continued)
July 31, 1995
(thousands of dollars)


ASSETS HELD FOR SALE IN INVESTMENT PARTNERSHIPS
                                                                                                                Amount of
                                                                                Third Party Senior       Investment Partnership's
                                                                                   Indebtedness                 Investment
                                                                              -----------------------     at Date of Acquisition
                                                                                            Interest     ------------------------
   Type and Name                             Rentable           Date of        Balance        Rate/                Buildings and
    of Property          Location             Space          Acquisition(f)   at 7/31/95    Maturity       Land     Improvements
---------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS
Financial Plaza      Overland Park, KS   300,600 sq. ft. (g)     May 89          $  -             -      $  5,500     $ 24,879
College Hills 8      Overland Park, KS    50,900 sq. ft. (g)     May 89             -             -           500        3,254
                                         ---------------                        -----                    --------     --------
                                         351,500 sq. ft.                            -             -         6,000       28,133
                                         ===============
                                                                                -----                    --------     --------
SHOPPING CENTERS
Plaza West Retail
  Center             Overland Park, KS    98,000 sq. ft. (g)     May 89             -             -         3,800        8,762
                                         ===============                        -----                    --------     --------
APARTMENTS
Chimney Rock         Houston, TX             714 units   (h)     Mar 94             -             -         1,030        9,191
                                         ===============                        -----                    --------     --------
                                                                                 $  -                    $ 10,830     $ 46,086
                                                                                =====                    ========     ========


                          Costs
                       Capitalized
   Type and Name        Subsequent
    of Property       to Acquisition
-------------------------------------------------
OFFICE BUILDINGS
Financial Plaza          $  8,328
College Hills 8             1,572
                         --------
                            9,900

SHOPPING CENTERS
Plaza West Retail
  Center                    4,642
                         --------

APARTMENTS
Chimney Rock                  545
                         --------

                         $ 15,087
                         ========

                                                                                                                 Investment
                                                                                                                 Partnership's
                           Gross Amount of                                                      Investment       ----------
                 Investment Partnership's Investment                                           Partnership's
                --------------------------------------      Write-off of       Write-down           Net             Rent
                            Buildings and                   Accumulated            of           Investment       Receivable
                 Land        Improvements       Total       Depreciation       Investment       at 7/31/95       at 7/31/95
---------------------------------------------------------------------------------------------------------------------------
                $ 5,500        $ 33,207        $38,707        $  7,324           $1,464           $29,919           $ 38
                    500           4,826          5,326           1,297            1,012             3,017             (1)
                -------        --------        -------        --------           ------           -------           ----
                  6,000          38,033         44,033           8,621            2,476            32,936             3
                -------        --------        -------        --------           ------           -------           ----
                  3,800          13,404         17,204           2,921            1,859            12,424             43
                -------        --------        -------        --------           ------           -------           ----
                  1,030           9,736         10,766             458              119            10,189              1
                -------        --------        -------        --------           ------           -------           ----
                $10,830        $ 61,173        $72,003(n)     $ 12,000(n)        $4,454(n)        $55,549(n)        $ 81
                =======        ========        =======        ========           ======           =======           ====


                                                                      %
                  Rental            Expenses                        Owned
                  Income           Other than      Depreciation      by
                    Y/E           Depreciation       Expense         the
                  7/31/95         Y/E 7/31/95      Y/E 7/31/95      Trust
---------------------------------------------------------------------------------------------------------------------------
                  $ 5,122            $2,274           $1,496        53.3%
                      703               330              263        53.3%
                  -------            ------           ------
                    5,825             2,604            1,759
                  -------            ------           ------
                    2,063               851              731        53.3%
                  -------            ------           ------
                    3,715             2,657              346        45.5%
                  -------            ------           ------

                  $11,603            $6,112           $2,836
                  =======            ======           ======

Property Capital Trust
NOTES TO EXHIBIT A

(a) These investments are held by PCA Canyon View Associates Limited Partnership, a partnership in which the Trust participates as the sole general partner with a 23.81% interest and other institutional investors as the limited partners.The Partnership also has mortgage loan investments in these properties (see Exhibit B).

(b) This third party first mortgage has matured but was not repaid. The first mortgagee commenced foreclosure on this property. Subsequent to the end of the year this property was transferred to the first mortgagee.

(c) This investment is held by PCA Crossroads Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 25% interest and other institutional investors as the limited partners. Subsequent to the end of the fiscal year, the Investment Partnership sold its investment back to its lessee. The Trust received approximately $5,500,000 from the sale of which approximately $3,500,000 constitutes a gain to the Trust.

(d) Includes 231,000 square feet which are not part of the Partnership's security.

(e) Changes in land leasebacks held in Investment Partnerships are summarized below (thousands of dollars).

                                                                              Years Ended July 31,
                                                                         ------------------------------
                                                                          1995       1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                     $9,084     $13,984     $13,984
        Conversions to Owned Properties held in Investment
          Partnerships                                                        -      (4,900)          -
                                                                         ------     -------     -------
        Balance at end of year                                           $9,084     $ 9,084     $13,984
                                                                         ======     =======     =======

(f) The Partnerships acquired the equity interests in these properties from their lessees. The date of the acquisition reflects the date on which each Partnership converted its land leaseback/mortgage loan investment to an Owned Property held in an Investment Partnership.

(g) These investments are held by Property Capital Midwest Associates, L.P., a partnership in which the Trust participates as the sole general partner with a 53.3% interest and other institutional investors as the limited partners.

(h) These investments are held by PCA Southwest Associates Limited Partnership, a partnership in which an affiliate of the Trust participates as the sole general partner with a 45.45% interest and other institutional investors as the limited partners.

(i) Certain of the apartment complexes held by PCA Southwest Associates Limited Partnership are encumbered by third party senior indebtedness as follows.

                                                                      Principal      Interest
                                                                       Balance         Rate       Maturity
        --------------------------------------------------------------------------------------------------
        Telegraph Hill A                                              $2,592,000       8.25%        1997
        Telegraph Hill B                                               2,487,000*      8.50%        1998
        Telegraph Hill C                                               1,950,000       7.50%        1998
        Telegraph Hill D                                               1,963,000       7.50%        1998
        Telegraph Hill E                                               1,921,000       8.75%        1998
        Telegraph Hill F                                               1,921,000       8.75%        1998
        Telegraph Hill E and F Note B                                    205,000       8.00%        1998
                                                                     -----------
                                                                     $13,039,000
                                                                     ===========

       * Mortgage is in default and the title to the property is expected to be transferred to the first mortgage by a deed in lieu of foreclosure.

Property Capital Trust
NOTES TO EXHIBIT A (continued)

                                                                       Principal     Interest
                                                                        Balance        Rate       Maturity
        --------------------------------------------------------------------------------------------------
        St. Charles A                                                 $2,952,000        8.25%         1997
        St. Charles B                                                  2,961,000        7.50%         1998
        St. Charles C                                                  3,150,000        8.50%         1998
                                                                      ----------
                                                                      $9,063,000
                                                                      ==========

(j) Changes in Owned Properties held in Investment Partnerships are summarized below (thousands of dollars).

                                                                            Years Ended July 31,
                                                                      ---------------------------------
                                                                        1995         1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                  $108,950     $ 59,148     $57,322
        Acquisitions and additions                                       4,497       27,802       1,826
        Sales to third parties                                          (2,221)           -           -
        Conversions from mortgage loans held in Investment
          Partnerships                                                       -       17,100           -
        Conversions from land leasebacks held in Investment
          Partnerships                                                       -        4,900           -
        Properties reclassified to Assets Held for Sale in
          Investment Partnerships                                      (72,003)           -           -
                                                                      --------     --------     -------
        Balance at end of year                                        $ 39,223     $108,950     $59,148
                                                                      ========     ========     =======

(k) This total does not include rental income earned in fiscal 1995 of $452,000 from PCA Southwest Associates Limited Partnership's Braes Hill apartments investment which was sold during the year and $11,603,000 from Assets Held for Sale in Investment Partnerships, see Exhibit A on pages 68 and 69.

(l) This total does not include expenses other than depreciation incurred in fiscal 1995 of $312,000 from PCA Southwest Associates Limited Partnership's Braes Hill apartments investment which was sold during the year and $6,112,000 from Assets Held for Sale in Investment Partnerships, see Exhibit A on pages 68 and 69.

(m) This total does not include depreciation expense in fiscal 1995 of $50,000 from PCA Southwest Associates Limited Partnership's Braes Hill apartments investment which was sold during the year and $2,836,000 from Assets Held for Sale in Investment Partnerships, see Exhibit A on pages 68 and 69.

(n) Changes in Assets Held for Sale in Investment Partnerships are summarized below (thousands of dollars).

                                                                            Years Ended July 31,
                                                                      ---------------------------------
                                                                        1995         1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                  $      -     $      -      $    -
        Properties reclassified from Owned Properties held in
          Investment Partnerships                                       72,003            -           -
        Investments written down                                        (4,454)           -           -
        Write-off of accumulated depreciation                          (12,000)           -           -
                                                                      --------     --------     -------
        Balance at end of year                                        $ 55,549     $      -      $    -
                                                                      ========     ========     =======

Property Capital Trust

EXHIBIT B
July 31, 1995
(thousands of dollars)

MORTGAGE LOANS HELD IN INVESTMENT PARTNERSHIPS

                                                                                         Periodic
    Type and                                                   Interest                  Payment
Name of Property         Location         Type of Mortgage       Rate       Maturity      Terms
-------------------------------------------------------------------------------------------------------------
APARTMENTS
Canyon View I        San Ramon, CA(a)      Sub-leasehold         11.0%      07/01/20      (b)
Canyon View II       San Ramon, CA(a)      Sub-leasehold         11.0%      07/31/21      (c)
HOTELS
Lisle Hilton Inn     Lisle, IL(e)          First fee              8.0%(f)   03/31/97      (g)

                                                                                Investment Partnership's
                             Amount of                                     -----------------------------------
                            Investment                                     Interest and     Interest   Overage       %
           Third Party     Partnership's     Principal      Principal        Overage        Income     Income      Owned
             Senior            Loan          Payment at       Amount        Receivable       Y/E         Y/E       by the
           Indebtedness     at 7/31/95        Maturity      Delinquent      at 7/31/95      7/31/95    7/31/95     Trust
-------------------------------------------------------------------------------------------------------------------------
           $         -(j)     $ 2,927(d)      $      -       $  2,927          $  -         $   (5)      $ -       23.81%
                     -         10,275(d)             -         10,275             -            (14)        -       23.81%
                                                                                                          --
           -----------        -------          --------      --------          ------       ------
                     -         13,202                -         13,202             -            (19)        -
                                                                                                          --
           -----------        -------          --------      --------          ------       ------
                     -         21,473(h)        21,473              -           143          1,723         7       41.67%
                                                                                                          --
           -----------        -------          --------      --------          ------       ------
           $         -        $34,675(i)      $ 21,473       $ 13,202          $143         $1,704       $ 7
           ===========        =======         ========       ========          ====         ======     ======

Property Capital Trust

NOTES TO EXHIBIT B

(a) The Partnership that holds this mortgage loan also has a land leaseback investment in this property. The first mortgage indebtedness and rentable space are shown with that investment (see Exhibit A).

(b) Amortizing on a 30-year schedule. The loan may be prepaid without penalty commencing July 1, 1997. The loan is in default. Subsequent to the end of the fiscal year this property was transferred to the first mortgagee.

(c) Amortizing on a 30-year schedule. Interest up to 2% may be deferred for any year in which cash flow is insufficient to fully pay interest at 11% annum ($493,397 has been deferred and added to the investment as of July 31, 1995). The loan may be prepaid without penalty commending August 1, 1998. The loan is in default. Subsequent to the end of the fiscal year this investment was converted to an Owned Property held in Investment Partnerships.

(d) These loans are held by PCA Canyon View Associates Limited Partnership a partnership in which the Trust participates as the sole general partner with a 23.81% interest and other institutional investors as the limited partners.

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

(g) Monthly payments of interest only. In addition, an annual amortization payment equal to 100% of the property's cash flow (as defined) is required. Maturity has been extended from December 1993 to March 1997. The loan may be prepaid without penalty at any time.

(h) This loan is held by the Trust and a group of institutional investors through a loan participation agreement. The Trust is the lead participant with a 41.67% interest.

(i) Changes in mortgage loans held in Investment Partnerships are summarized below (thousands of dollars).

                                                                             Years Ended July 31,
                                                                       --------------------------------
                                                                        1995         1994        1993
        -----------------------------------------------------------------------------------------------
        Balance at beginning of year                                   $34,778     $ 51,952     $52,018
        Repayments                                                        (103)         (74)        (66)
        Conversions to Owned Properties held in Investment
          Partnerships                                                       -      (17,100)          -
                                                                       -------     --------     -------
        Balance at end of year                                         $34,675     $ 34,778     $51,952
                                                                       =======     ========     =======

(j) See Exhibit A for the information on the first mortgage indebtedness on this property.

                           Annual Report on Form 10-K
                             ITEM 8 AND ITEM 14(D)

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                          Year Ended December 31, 1994

                   PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                             Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS

To the Partners
Property Capital Midwest Associates, L.P.

We have audited the accompanying balance sheets of Property Capital Midwest Associates, L.P. as of December 31, 1994 and 1993, and the related statements of operations, cash flows and partners' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Capital Midwest Associates, L.P. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

Boston, Massachusetts
February 23, 1995, except for Note 6,
as to which the date is August 25, 1995

Property Capital Midwest Associates, L.P.
BALANCE SHEET

                                                                                        December 31,
                                                                                  -------------------------
                                                                                     1994           1993
-----------------------------------------------------------------------------------------------------------
ASSETS
Real estate investments (net of accumulated depreciation of $10,419,464
  and $8,040,635 in 1994 and 1993, respectively)                                 $52,897,128    $52,558,883
Cash and cash equivalents                                                            452,625        604,707
Rent receivable (net of allowance for doubtful accounts of $58,800
  and $138,000 in 1994 and 1993, respectively)                                       191,047        383,000
Prepaid insurance                                                                     32,491         26,086
Other assets                                                                          89,907          4,852
                                                                                 -----------    -----------
                                                                                 $53,663,198    $53,577,528
                                                                                 ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Real estate taxes payable                                                        $   659,824     $  620,375
Accounts payable and accrued expenses                                                137,182        216,776
Prepaid rent                                                                         162,222        192,826
Security deposits                                                                    218,286        184,851
                                                                                 -----------    -----------
                                                                                   1,177,514      1,214,828
                                                                                 -----------    -----------
Partners' Equity
  Capital contributions                                                           55,491,695     55,491,695
  Accumulated deficit                                                             (3,006,011)    (3,128,995)
                                                                                 -----------    -----------
  Total Partners' Equity                                                          52,485,684     52,362,700
                                                                                 -----------    -----------
                                                                                 $53,663,198    $53,577,528
                                                                                 ===========    ===========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENT OF INCOME

                                                                         For the Years Ended December 31,
                                                                       -------------------------------------
                                                                         1994          1993          1992
------------------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                         $8,158,180    $7,477,067    $7,138,460
Short-term interest income                                                21,878        19,008        15,427
                                                                      ----------    ----------    ----------
                                                                       8,180,058     7,496,075     7,153,887
                                                                      ----------    ----------    ----------
PROPERTY EXPENSES
Depreciation                                                           2,378,829     2,239,698     2,024,940
Real estate taxes                                                      1,182,887     1,310,222     1,279,834
Utilities                                                              1,074,710       973,469       978,747
Repairs and maintenance                                                  458,169       408,216       440,859
Management                                                               298,463       334,535       303,740
Cleaning                                                                 284,753       280,337       279,040
Roads and grounds                                                        174,245       158,938       116,176
Other                                                                    115,034       131,598        20,759
Security                                                                  38,144        62,483        93,799
Insurance                                                                 64,357        44,468        41,983
                                                                      ----------    ----------    ----------
                                                                       6,069,591     5,943,964     5,579,877
                                                                      ----------    ----------    ----------
PARTNERSHIP EXPENSES
Advisory fee                                                             114,091        99,488       167,278
Administrative expense                                                    45,743        53,801        59,827
                                                                      ----------    ----------    ----------
                                                                         159,834       153,289       227,105
                                                                      ----------    ----------    ----------
NET INCOME                                                            $1,950,633    $1,398,822    $1,346,905
                                                                      ==========    ==========    ==========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENT OF CASH FLOWS

                                                                          For the Years Ended December 31,
                                                                         -----------------------------------
                                                                           1994         1993         1992
------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                             $ 1,950,633  $ 1,398,822  $ 1,346,905
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                           2,378,829    2,239,698    2,024,940
  Changes in assets and liabilities
     Decrease in rent receivable                                           191,953      138,669      164,683
     Increase in prepaid insurance                                          (6,405)      (4,009)      (1,367)
     (Increase) decrease in other assets                                   (85,055)      15,430      (15,059)
     Increase (decrease) in real estate taxes payable                       39,449       (6,427)      17,683
     (Decrease) increase in accounts payable and accrued expenses          (79,594)    (135,724)      94,444
     (Decrease) increase in prepaid rent                                   (30,604)      13,975      (42,686)
     Increase (decrease) in security deposits                               33,435      (15,088)       7,942
                                                                       -----------  -----------  -----------
Net Cash Provided by Operating Activities                                4,392,641    3,645,346    3,597,485
                                                                       -----------  -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures                                                    (2,717,074)  (2,267,410)  (1,254,704)
                                                                       -----------  -----------  -----------
Net Cash Used in Investing Activities                                   (2,717,074)  (2,267,410)  (1,254,704)
                                                                       -----------  -----------  -----------
CASH FLOW FROM FINANCING ACTIVITIES
Distributions to partners                                               (1,827,649)  (1,228,133)  (2,554,886)
                                                                       -----------  -----------  -----------
Net Cash Used in Financing Activities                                   (1,827,649)  (1,228,133)  (2,554,886)
                                                                       -----------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (152,082)     149,803     (212,105)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             604,707      454,904      667,009
                                                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   452,625  $   604,707  $   454,904
                                                                       ===========  ===========  ===========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                                               Beginning                  Operating       Ending
                                                Ownership      Partners'        Net         Income      Partners'
                                                Percentage       Equity       Income      Distribution    Equity
------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1994
Property Capital Trust, General Partner            53.2967%   $27,907,594   $1,039,623   $ ( 974,077)  $27,973,140
Limited Partners                                   46.7033     24,455,106      911,010      (853,572)   24,512,544
                                                  --------    -----------   ----------   -----------   -----------
                                                  100.0000%   $52,362,700   $1,950,633   $(1,827,649)  $52,485,684
                                                  ========    ===========   ==========   ===========   ===========
FOR THE YEAR ENDED DECEMBER 31, 1993
Property Capital Trust, General Partner            53.2967%   $27,816,622   $  745,527    $ (654,555)  $27,907,594
Limited Partners                                   46.7033     24,375,389      653,295      (573,578)   24,455,106
                                                  --------    -----------   ----------   -----------   -----------
                                                  100.0000%   $52,192,011   $1,398,822   $(1,228,133)  $52,362,700
                                                  ========    ===========   ==========   ===========   ===========
FOR THE YEAR ENDED DECEMBER 31, 1992
Property Capital Trust, General Partner            53.2967%   $28,460,434   $  717,856   $(1,361,668)  $27,816,622
Limited Partners                                   46.7033     24,939,558      629,049    (1,193,218)   24,375,389
                                                  --------    -----------   ----------   -----------   -----------
                                                  100.0000%   $53,399,992   $1,346,905   $(2,554,886)  $52,192,011
                                                  ========    ===========   ==========   ===========   ===========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

Certain space leases at the properties provide for stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. The difference between rental income accrued under the straight-line method and rent received or receivable by the Partnership for financial reporting purposes was $18,300, $54,000 and $108,500 for the years ended December 1994, 1993 and 1992, respectively.

INCOME TAXES

The Partnership is not subject to Federal or state income taxes and, accordingly, no provisions have been made for such taxes in the financial statements.

RECLASSIFICATION

Certain items in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2.  REAL ESTATE INVESTMENTS

As of December 31, 1994 and 1993 the Partnership's investments in the four properties, which are all located in Overland Park, Kansas, were as follows:

                                                                      Investment     Investment    Net Rentable
                             Property                                  12/31/94       12/31/93     Square Feet
---------------------------------------------------------------------------------------------------------------
Financial Plaza                                                      $ 38,285,619   $37,192,596       300,600
Plaza West Retail Center                                               17,085,376    15,765,157        98,000
College Hills 8                                                         5,213,275     5,055,503        50,900
College Hills 3                                                         2,732,322     2,586,262        37,700
                                                                     ------------   -----------        ------
                                                                       63,316,592    60,599,518
                                                                     ------------   -----------
Accumulated Depreciation                                              (10,419,464)   (8,040,635)
                                                                     ------------   -----------
                                                                     $ 52,897,128   $52,558,883       487,200
                                                                     ============   ===========       =======

The Partnership acquired the equity interest in these properties from its lessee in May 1989. The former owner is entitled to a deferred residual payment in an amount equal to 5% of the cash flow from the properties over an 11% imputed return on the Partnership's investment, at cost, plus 5% of the gain, as defined, on each property sold by 1999. If any property is not sold by 1999, the calculation of gain will be based upon an independent appraiser's estimate of current market value for such property.

NOTE 3.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration have been provided to the Partnership under a contract, dated May 24, 1989, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term of five years and is extended automatically on a year-to-year basis unless terminated by the Partnership or the Advisor. The contract provides for a base advisory fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's properties. The Partnership paid PCA Institutional Advisors management fees aggregating $114,091, $74,297 and $204,020 in 1994, 1993 and 1992, respectively. Management fees payable are $13,213, $30,832 and $5,641 at December 31, 1994, 1993 and
1992, respectively.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors. This change was approved by the Partners.

NOTE 4.  DISTRIBUTIONS

The Partnership makes monthly cash distributions to its Partners equal to approximately 100% of available cash flow from investments, including returns of capital, if any. For the years ended December 31, 1994, 1993 and 1992, the Partnership distributed $1,827,649, $1,228,133 and $2,554,886, respectively.

Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  LEASES

Expected future minimum rents to be received from tenants under non-cancelable operating leases in effect at December 31, 1994 are as follows:

                                  Years ending December 31,
        --------------------------------------------------------------------------------------------
        1995                                                                             $ 7,067,609
        1996                                                                               5,825,562
        1997                                                                               4,574,098
        1998                                                                               3,396,917
        1999                                                                               1,957,440
        Thereafter                                                                         3,291,043
                                                                                         -----------
                                                                                         $26,112,669
                                                                                         ===========

NOTE 6.  SUBSEQUENT EVENT

At July 31, 1995 the Partnership reclassified three of its properties to Assets
Held for Sale and wrote the properties down to net realizable value.

                                           Investment                                      Write-downs
        ---------------------------------------------------------------------------------------------
        Financial Plaza                                                                    $1,464,000
        College Hills 8                                                                     1,012,000
        Plaza West Retail Center                                                            1,859,000
                                                                                           ----------
                                                                                           $4,335,000
                                                                                           ==========

Property Capital Midwest Associates, L.P.
SCHEDULE III
December 31, 1994
(thousands of dollars)

OWNED PROPERTIES

                                                                                                   Amount of
                                                                                            Partnership's Investment
                                                                                             at Date of Acquisition
                                                                                           --------------------------
                                                       Rentable            Date of                     Buildings and
Type and Name of Property        Location                Space          Acquisition(a)      Land        Improvements
---------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS
Financial Plaza              Overland Park, KS     300,600  sq. ft.         May 89         $ 5,500        $ 24,879
College Hills 3              Overland Park, KS      37,700  sq. ft.         May 89             900           1,217
College Hills 8              Overland Park, KS      50,900  sq. ft.         May 89             500           3,254
                                                   ----------------                        -------        --------
                                                   389,200  sq. ft.                          6,900          29,350
                                                   ================                        -------        --------
SHOPPING CENTERS
Plaza West Retail Center     Overland Park, KS      98,000  sq. ft.         May 89           3,800           8,762
                                                   ================                        -------        --------
                                                                                           $10,700        $ 38,112
                                                                                           =======        ========


                                Costs
                            Subsequent to
Type and Name of Property    Acquisition
---------------------------------------------
OFFICE BUILDINGS
Financial Plaza                $  7,907
College Hills 3                     615
College Hills 8                   1,459
                               --------
                                  9,981

SHOPPING CENTERS
Plaza West Retail Center          4,524
                               --------

                               $ 14,505
                               ========

(a) The Partnership acquired the equity interests in these properties from its lessee. The date of the acquisition reflects the date on which the Partnership converted its land leaseback/mortgage loan investments to Owned Properties.

(b) Changes in the Partnership investments in Owned Properties are summarized below (thousands of dollars).

                                                                                                  Years Ended December 31,
                                                                                                 ---------------------------
                                                                                                1994        1993        1992
         -----------------------------------------------------------------------------------------------------------------
         Balance at beginning of year                                                          $60,600     $58,332     $57,077
         Acquisitions and additions                                                              2,717       2,268       1,255
                                                                                               -------     -------     -------
         Balance at end of year                                                                $63,317     $60,600     $58,332
                                                                                               =======     =======     =======

                      Gross Amount of
                  Partnership's Investment                                                                              Property
            ------------------------------------                         Net                                            Expenses
                         Buildings                                    Investment        Rent            Rental         Other Than
                            and                      Accumulated          at         Receivable         Income        Depreciation
             Land       Improvements      Total      Depreciation      12/31/94      at 12/31/94     Y/E 12/31/94     Y/E 12/31/94
----------------------------------------------------------------------------------------------------------------------------------
            $ 5,500       $ 32,786       $38,286       $  6,428        $ 31,858         $  70           $5,059           $2,241
                900          1,832         2,732            363           2,369            25              538              285
                500          4,713         5,213          1,143           4,070             1              703              332
            -------       --------       -------       --------        --------         -----           ------           ------
              6,900         39,331        46,231          7,934          38,297            96            6,300            2,858
            -------       --------       -------       --------        --------         -----           ------           ------
              3,800         13,286        17,086          2,486          14,600            95            1,858              833
            -------       --------       -------       --------        --------         -----           ------           ------
            $10,700       $ 52,617       $63,317(b)    $ 10,420        $ 52,897         $ 191           $8,158           $3,691
            =======       ========       =======       ========       =========         =====           ======           ======


              Depreciation
                Expense
              Y/E 12/31/94
------------------------------------------------------------
                 $1,435
                     70
                    247
                 ------
                  1,752
                 ------
                    627
                 ------
                 $2,379
                 ======

[LOGO] Printed on Recycled Paper