Form 10-K/A
period 1994-07-31
PROPERTY CAPITAL TRUST
filed 1995-11-13
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT No. 1

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------                                 -----------------------
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

REAL ESTATE INVESTMENTS

The Trust's real estate portfolio is comprised primarily of equity investments in office buildings, shopping centers, apartment complexes and hotels located throughout the United States. The Trust's investments are either made directly (including through wholly owned subsidiaries) or through limited partnerships or a participation agreement (classified as and referred to herein as "Investment Partnerships") in which the Trust is general partner or lead lender and other institutional investors are the limited partners or participating lenders. For financial reporting purposes, the Trust categorizes its investments into three groups, Owned Properties held directly by the Trust (or by wholly owned subsidiaries), Structured Transactions held directly by the Trust and interests in Investment Partnerships. Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions. Investments in which the Trust (or a wholly owned subsidiary) has title to improved income producing properties and therefore the obligation to operate the properties, which it may undertake through independent contractors, are classified as Owned Properties. At July 31, 1994, the Trust held 15 Owned Properties, consisting of six held directly by the Trust and nine held in Investment Partnerships, and 14 Structured Transactions, consisting of ten held directly by the Trust and four held in Investment Partnerships.

For a description of the Trust's individual investments and developments relating to such investments during the year, see Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust, and Schedules XI, XII, Exhibit A and Exhibit B included in Item 14 hereof.

BUSINESS PLAN

The Trust's business plan focuses on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. It is the Trust's intention, however, to retain much of its portfolio. To the extent the Trust receives proceeds from the sale of investments beyond amounts required to repay its bank line, the Trust will consider whether to retire a portion of its 9 3/4% and 10% debentures and/or distribute the proceeds to shareholders.

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

INSURANCE

The Trust carries commercial general liability coverage on the Owned Properties, which includes properties that are owned directly by the Trust (or its subsidiaries) and by the Investment Partnerships., with limits of $76,000,000 per occurrence and $89,000,000 in the aggregate except for PCA Southwest Associates Limited Partnership which is subject to a $77,000,000 aggregate limit. This coverage protects the Trust against liability claims as well as for the costs of defense. The Trust carries property insurance on its Owned Properties on a replacement value basis covering both the cost of direct physical damage and the loss of rental income, subject to a limit of
$50,000,000 at any one location except Loehmann's Fashion Island which is subject to a $20,000,000 limit and PCA Southwest Associates Limited Partnership which is subject to a $82,800,000 limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10,000,000 for each peril. Currently, only two Investment Partnerships hold Owned Properties-- Property Capital Midwest Associates, L.P. and PCA Southwest Associates Limited Partnership. The Trust as general partner, is liable for all obligations of and claims made against Property Capital Midwest Associates, L.P. beyond the net worth of such partnership and, in case of claims covered by partnership liability insurance, the amount of such insurance. The Trust has sought to obviate such liability with respect to PCA Southwest Associates Limited Partnership by transferring its general partnership interest to a limited partnership of which a wholly owned subsidiary of the Trust is the general partner and the Trust is the limited partner.

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

CUSTOMERS

As of July 31, 1994, the Trust's most significant relationship with any single third-party owner of real estate was with National Housing Partnerships (NHP) which, through affiliates, is the lessee/mortgagor in two of the Trust's apartment investments. The Trust's investments consist of a $5,400,000 land leaseback in Sandpiper Cove Apartments and investments totaling $9,770,000 in Elm Creek Apartments (a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan). These investments accounted for approximately 8% of the Trust's real estate portfolio as of July 31, 1994 and approximately 6% of the Trust's total revenues from its real estate portfolio during fiscal 1994. Neither NHP nor any other lessee or borrower is affiliated with the Trust or its Trustees.

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

BORROWING



At July 31, 1994, the Trust had $81,479,000 of debt outstanding as follows:


                                                                    PRINCIPAL
                                                   INTEREST RATE     AMOUNT
------------------------------------------------------------------------------

Bank note payable                                       7.50%*     $ 5,000,000
Mortgage notes payable                                  8.00        43,110,000
Convertible Subordinated Debentures                     9.75         2,546,000
Convertible Subordinated Debentures                    10.00        30,823,000
                                                       -----       -----------
                                      Weighted Average  8.76%      $81,479,000
                                                       =====       ===========

*  Floats with bank prime rate.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the Notes to Consolidated Financial Statements of the Trust.

ITEM 2.  PROPERTIES



The Trust's real estate portfolio (net of accumulated depreciation) consists of the following:

                                                   July 31,
                                ---------------------------------------------
                                     1994            1993             1992
-----------------------------------------------------------------------------

Owned Properties
 held directly by the Trust      $105,974,000    $101,160,000    $ 72,264,000

Structured Transactions
 held directly by the Trust
    Land leasebacks                17,140,000      21,140,000      32,940,000
    Mortgage loans                 15,441,000      21,925,000      35,783,000

Investment Partnerships            51,998,000      51,928,000      52,416,000
                                  -----------     -----------     -----------

                                  190,553,000     196,153,000     193,403,000
                                  -----------     -----------     -----------
Allowance for possible
  investment losses               (17,413,000)    (20,129,000)    (25,000,000)
                                  -----------     -----------     -----------

                                 $173,140,000    $176,024,000    $168,403,000
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

As of July 31, 1994, the Trust's real estate investments (net of accumulated depreciation) were diversified by type of property as follows:

                              NUMBER OF       INVESTMENT        % OF
      TYPE OF PROPERTY        PROPERTIES        AMOUNT          TOTAL
      ---------------------------------------------------------------

      Office Buildings            8          $ 84,492,000         44 %
      Shopping Centers            5            55,492,000         29
      Apartments                 12            29,829,000         16
      Hotels                      4            20,740,000         11
                                 --          ------------        ---

                                 29          $190,553,000        100 %
                                 ==          ============        ===

As of July 31, 1994, the Trust's real estate investments (net of accumulated depreciation) were diversified by geographic region as follows:

                              NUMBER OF       INVESTMENT        % OF
      GEOGRAPHIC REGION       PROPERTIES        AMOUNT          TOTAL
      ---------------------------------------------------------------

      Midwest                    11          $ 87,931,000         46 %
      South                       8            57,019,000         30
      West                        8            14,999,000          8
      East                        2            30,604,000         16
                                 --          ------------        ---

                                 29          $190,553,000        100 %
                                 ==          ============        ===

The Trust has investments in 29 properties located throughout the United States. Six properties (including the improvements) are owned and operated by the Trust (or its wholly owned subsidiaries) and are classified as Owned Properties held directly by the Trust. Ten properties are investments in which the Trust owns and leases back land and/or holds a mortgage on the properties and are classified as Structured Transactions held directly by the Trust. Additionally, the Trust has investments in five Investment Partnerships, two of which own and operate nine properties and are classified as Owned Properties held in Investment Partnerships and three of which hold land leasebacks and/or mortgage loans on properties and are classified as Structured Transactions held in Investment Partnerships.

The following is a schedule of the 29 properties in which the Trust has investments.

OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

                                                                   YEAR         TRUST'S       THIRD PARTY      AVERAGE     PERCENT
                                               PROPERTY            BUILT/       CARRYING      SENIOR           RENT PER    LEASED
                            LOCATION           SIZE                RENOVATED    VALUE         INDEBTEDNESS     SQ. FOOT    7/31/94
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE
6110 Executive Blvd.        Rockville, MD      197,000 sq. ft.          1973     $11,862,000     $6,458,000      $16.41         96%
One Park West               Chevy Chase, MD    128,500 sq. ft.          1980      18,742,000     10,052,000      $24.96        100
Citibank Office Plaza       Schaumburg, IL     105,400 sq. ft.          1978      10,150,000              -      $17.62         88
Citibank Office Plaza       Oak Brook, IL      100,400 sq. ft.          1979      11,666,000              -      $17.91         99
Park Plaza                  Clayton, MO         72,000 sq. ft.          1984      11,947,000      8,600,000      $17.80        100
                                               ---------------                   -----------    -----------                    ---
                                               603,300 sq. ft.                   $64,367,000    $25,110,000                     96%
                                               ===============                   ===========    ===========                    ===


RETAIL
Loehmann's Fashion Island   Aventura, FL       280,000 sq. ft.     1980/1994     $41,607,000    $18,000,000      $15.55{1}      90%
                                              ===============                    ===========    ===========                     ==


STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

                                                               YEAR           TRUST'S     THIRD PARTY       PERCENT
                                             PROPERTY          BUILT/         CARRYING    SENIOR            LEASED
                          LOCATION           SIZE              RENOVATED      VALUE       INDEBTEDNESS      7/31/94
--------------------------------------------------------------------------------------------------------------------
RETAIL
Roseburg Valley Mall      Roseburg, OR       237,000 sq. ft.    1980           $3,985,000    $6,933,000       92%
Lakeside Center           Burbank, CA         66,000 sq. ft.    1962/1986         350,000       273,000      100
                                             ---------------                   ----------    ----------      ----
                                             303,000 sq. ft.                   $4,335,000    $7,206,000       94%
                                             ===============                   ==========    ==========      ====

APARTMENTS
Sandpiper Cove            Boynton Beach, FL        416 units    1989           $5,400,000   $16,834,000       97%
Elm Creek                 Elmhurst, IL             372 units    1988            9,770,000    21,271,000       97
Bluffs II                 San Diego, CA            224 units    1974              825,000     1,742,000       99
Northbrook                San Bernardino, CA       190 units    1972              400,000             -       72
Yorkshire                 Midwest City, OK         111 units    1970              135,000             -       99
                                                 -----------                  -----------   -----------       ---
                                                 1,313 units                  $16,530,000   $39,847,000       94%
                                                 ===========                  ===========   ===========       ===

HOTELS
City Centre Holiday Inn   Chicago, IL              500 rooms     1976          $2,000,000   $10,553,000       71%{2}
Cincinnati Marriott Inn   Cincinnati, OH           350 rooms     1968/1985      5,716,000    10,741,000       64 {2}
Grosvenor Airport InnS.   San Francisco, CA        206 rooms     1969           4,000,000     1,529,000       70 {2}
                                                   ---------                   ----------   -----------       ------
                                                 1,056 rooms                  $11,716,000   $22,823,000       68%{2}
                                                 ===========                  ===========   ===========       ======

{1} Net rent
{2} Average occupancy for fiscal 1994

INVESTMENT PARTNERSHIPS

                                                          YEAR                           THIRD PARTY      PERCENT   PERCENT
                                        PROPERTY          BUILT/         PARTNERSHIP'S   SENIOR           OWNED     LEASED
                     LOCATION           SIZE              RENOVATED      EQUITY          INDEBTEDNESS     BY PCT    7/31/94
----------------------------------------------------------------------------------------------------------------------------
OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS

OFFICE
Financial Plaza     Overland Park, KS   303,400 sq. ft.   1984-87        $31,242,000           -           53.3%       94%
College Hills 8     Overland Park, KS    50,900 sq. ft.   1982             4,246,000           -           53.3%       97
College Hills 3     Overland Park, KS    37,700 sq. ft.   1979             2,271,000           -           53.3%      100
                                        --------------                   -----------        --------                 -----
                                        392,000 sq. ft.                  $37,759,000                                   95%
                                        ==============                   ===========        ========                 =====

RETAIL
Plaza West Retail
Center              Overland Park, KS    98,400 sq. ft.    1988          $14,135,000            -          53.3%       93%
                                        ==============                   ===========        =========                =====

APARTMENTS
Telegraph Hill      Houston, TX            1,180 units     1978           $3,147,000    $13,295,000        45.5%       81%
St. Charles         Houston, TX              780 units     1978            4,429,000      9,266,000        45.5%       77
Chimney Rock        Houston, TX              714 units     1965           10,648,000              -        45.5%       97
Boardwalk           Houston, TX              174 units     1978            1,386,000      3,343,000        45.5%       92
Braes Hill          Houston, TX              152 units     1971            2,121,000              -        45.5%       99
                                           -----------                   -----------    -----------                    --
                                           3,000 units                   $21,731,000    $25,904,000                    85%
                                           ===========                   ===========    ===========                    ===




STRUCTURED TRANSACTIONS HELD IN INVESTMENT PARTNERSHIPS

RETAIL
Crossroads Mall     Boulder, CO     814,000 SQ. FT.  1964/1983    $8,065,000    $37,190,000   25.0%    97%
                                    =======                       ==========    ===========   =====    ===

APARTMENTS
Canyon View I       San Ramon, CA   248 units        1987         $3,687,000    $12,000,000   23.8%    99%
Canyon View II      San Ramon, CA   188 units        1988         10,687,000              -   23.8%    98
                                    ---------                    -----------    -----------            ---
                                    436 units                    $14,374,000    $12,000,000            99%
                                    =========                    ===========    ===========            ===

HOTEL
Lisle Hilton Inn    Lisle, IL       313 rooms        1981/1993   $21,657,000              -   41.7%    68%{1}
                                    =========                    ===========    ===========            ======

REAL ESTATE
INVESTMENTS
29 investments


{1} Average occupancy for fiscal 1994


The six Owned Properties held directly by the Trust total $105,974,000 (57% of real estate investments before the allowance for possible investment losses). Five of the properties are office buildings located in suburban markets and the remaining property is a retail center located in Aventura, Florida. Below is a description of each of these properties.

6110 EXECUTIVE BOULEVARD - ROCKVILLE MARYLAND

6110 Executive Boulevard is a 197,000 square foot, ten story, multi-tenant office building, built in 1973, with a three story garage. The property is located in suburban Washington, D.C. and is encumbered by a $6,458,000 first mortgage which bears interest at 9.625%, due July 1995. The building is tenanted by a university, a computer software firm, a publishing firm and professional and general businesses. At July 31, 1994, the property had one tenant which occupied more than 10% of the building. This tenant occupies 21,530 square feet and the lease expires December 31, 1996. At July 31, 1994, 1993 and 1992 the property was 96%, 96% and 97% leased, respectively.

ONE PARK WEST - CHEVY CHASE MARYLAND

One Park West is a 128,500 square foot, five story, multi-tenant office building with underground parking, built in 1980. The property is located in suburban Washington, D.C. At July 31, 1994,the property was encumbered by a $10,052,000 first mortgage which bears interest at 9.5% due June 2000. The building is tenanted by the federal government, a publisher, and general and medical offices. Four tenants each occupy more than 10% of the building, with space aggregating 34,883 square feet, 22,925 square feet, 15,901 square feet and 14,400 square feet, and lease expiration dates of December 31, 1996, October 31, 2000, March 31, 1998 (with an early termination option at March 31,
1997) and March 31, 1996, respectively. At July 31, 1994, 1993 and 1992, the property was 100%, 83%, and 84% leased, respectively.

CITIBANK OFFICE PLAZA - SCHAUMBURG ILLINOIS

Citibank Office Plaza - Schaumburg is a 105,400 square foot, five story, multi-tenant office building, built in 1978. The property is located in suburban Chicago, Illinois and is not encumbered by mortgage financing. The building is tenanted by the headquarters of a regional hardware retailer, an accounting firm , a stockbroker, a bank and general office tenants. Three tenants each occupy more than 10% of the building, with space aggregating 29,421 square feet, 18,394 square feet and 11,909 square feet and lease expiration dates of October 31, 2001 (with an early termination option at October 31, 1998), August 18, 2001 and December 31, 2003 (with and early termination option at December 31, 1996), respectively. At July 31, 1994, 1993, and 1992, the property was 88%. 80%, and 81% leased, respectively.

CITIBANK OFFICE PLAZA - OAKBROOK ILLINOIS

Citibank Office Plaza - Oakbrook (6% of Real Estate Investments before the allowance for possible investment losses) is a 100,400 square foot, five story, multi-tenant office building built in 1979. The property is located in suburban Chicago, Illinois and is not encumbered by mortgage financing. The building is tenanted by an educational service firm and other professional banking and service businesses. Three tenants each occupy more than 10% of the building with spaces aggregating 29,202 square feet, 17,121 square feet and 10,352 square feet and lease expiration dates of January 31, 2001 (of which 7,943 square feet has an early termination option of July 31, 1996), August 31, 2002 (with an early termination option of September 1, 1998) and November 30, 1998, respectively. At July 31, 1994, 1993 and 1992 the property was 99%, 93% and 91% leased, respectively.

PARK PLACE - CLAYTON MISSOURI

Park Place is a 72,000 square foot, five story, multi-tenant office building with a parking garage, built in 1984. The property is located in suburban St. Louis, Missouri. At July 31, 1994, the property was encumbered by an $8,600,000 Industrial Revenue Bond mortgage with an average interest rate of 5.65% due in May 2008. The building is tenanted by insurance, banking and professional service businesses. Four tenants each occupy more than 10% of the building, with space aggregating 13,670 square feet, 12,836 square feet, 11,876 square feet and 9,934 square feet, and lease expiration dates of May 31, 2000, March 31, 1996 and October 31, 1997, respectively. At July 31, 1994, 1993 and 1992 the property was 100%, 100% and 97% leased, respectively.
LOEHMANN'S FASHION ISLAND - AVENTURA FLORIDA

Loehmann's Fashion Island is a 280,000 square foot open mall specialty shopping center located in Aventura, Dade County, Florida, which underwent a major redevelopment that was substantially completed in fiscal 1994. The property is owned by a partnership whose partners are wholly owned subsidiaries of the Trust. At July 31, 1994, the property was encumbered by a $18,000,000 mortgage which is due in July 1998. The loan bears interest at the lender's floating prime rate plus 1/4%. The borrower, however, has the option, at no cost to it, to fix the rate from time to time at 2.25% over comparable term LIBOR or U.S. Treasury rates, for a specified number of times. The borrower made such an election as to the then outstanding principal balance in July 1994, and through July 1995 the interest rate is fixed at 7.60%. The shopping center is tenanted by a 16 screen movie theater, a super market, restaurants and other retailers. Two tenants each occupy more than 10% of the shopping center, with space aggregating 47,813 square feet and 47,220 square feet and lease expirations of May 3, 2013 and May 30, 2013, respectively. At July 31, 1994, 1993 and 1992, the property was 90%, 80%, and 63% leased, respectively.

For additional information on the Trust's Owned Properties held directly by the Trust, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedule XI of Item 14.

The ten properties classified as Structured Transactions held directly the Trust total $32,581,000 at July 31, 1994 (17% of Real Estate Investments before the allowance for possible investment losses). Two of the Structured Transactions held directly by the Trust each account for more than 5% of either Real Estate Investments (before the allowance for possible investment losses) or total revenues, and are described below.

ELM CREEK APARTMENTS - ELMHURST ILLINOIS

Elm Creek Apartments is a 372 unit luxury apartment complex built in 1988, located in suburban Chicago, Illinois. The Trust's total investment in this property is $9,770,000 and is comprised of a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan. The land lease, including renewal options, expires in December 2063 and provides for fixed monthly rental payments to the Trust aggregating $189,500 annually and overage rent of 40% of increases in revenues (as defined) of the property over specified amounts, In fiscal 1994, the overage rent earned by the Trust (in excess of the fixed monthly payments) was $80,300. The lessee has the right to sell the land and improvements to a third party at any time (subject to the Trust's leasehold mortgage being repaid in full at that time; if the lessee so elects, the purchase price shall be determined at the time by a previously agreed upon formula based on the sales price of the project, but not less than $2,230,000. The Trust's leasehold mortgage bears interest at the rate of 8.5% per annum through March 31, 1996 and 10% per annum thereafter and matures in November 2018. No amortization payments are required under this loan prior to maturity. The Trust's investments in the property are subordinated to a third party first mortgage loan of $21,271,000, bearing interest at 9.50% and due in 1997. At July 31, 1994, 1993, and 1992 the property was 97%, 99%, and 97% leased, respectively.

CITY CENTRE HOLIDAY INN - CHICAGO ILLINOIS

City Centre Holiday Inn, located in downtown Chicago, is a 500 room hotel built in 1976. The Trust holds a $2,000,000 land leaseback interest in this property. The land lease, including renewal options, expires in December 2052 and provides for fixed monthly rent payments of $220,000 per annum. In addition, the Trust is entitled to receive overage rent annually equal to 1% of gross receipts and 15% of gross room revenues over specified amounts. In fiscal 1994 the overage rent earned by the Trust from this investment was $1,248,000. The lessee has an option to repurchase the Trust's land in 1996 and every five years thereafter for the sum of $2,000,000, plus the product of the average annual overage rent earned by the Trust in the three years immediately preceding the repurchase multiplied by 12.50. The Trust's investment is subordinated to a third-party first mortgage loan of $10,553,000, bearing interest at 9.13% and due in 1997. For fiscal 1994, 1993, and 1992, the average occupancy was 71%, 68% and 68%, respectively.

No other Structured Transaction held directly by the Trust constitutes 5% or more of either the Trust's Real Estate Investments (before the allowance for possible investment losses) or represents more than 5% of total revenues. For additional information on the Trust's Structured Transactions held directly by the Trust see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedules XI and XII of Item 14.

The Trust's Investment Partnerships own an aggregate of nine Owned Properties, and four Structured Transactions. The Trust's equity investment in these five Investment Partnerships total $51,998,000 at July 31, 1994 (27% of Real Estate Investments before the allowance for possible investment losses). the Trust's two most significant partnership investments each account for more than 5% of either Real Estate Investments (before allowance for possible investment losses) or total revenues, and are discussed below.

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.

Property Capital Midwest Associates, L.P. is the Investment Partnership in which the Trust has its largest partnership investment. The Trust owns 53.3% of this Investment Partnership which owns a complex of four office buildings totaling 303,400 square feet, built in 1984-1987, an office building totaling 50,900 square feet, built in 1982, an office building totaling 37,700 square feet, built in 1979, and a 98,400 square foot shopping center building, built in 1988, all of which are classified as Owned Properties. The properties are located in Overland Park, Kansas, a suburb of Kansas City, Missouri and are owned free and clear of mortgage debt. At July 31, 1994, the Trust's equity investment in this partnership was $27,659,000. No single tenant occupies 10% or more of the 490,400 square feet rentable space owned by this Investment Partnership. At July 31, 1994, 1993, and 1992, the office buildings were 95%, 93%, and 89% leased, respectively. At July 31, 1994, 1993, and 1992 the shopping center was 93%, 63%, and 69% leased, respectively. The office buildings are tenanted by a large variety of businesses including banking and financial services firms, regional sales offices, an office furniture retailer and two restaurants. The shopping center is a mixed use office and retail center tenanted by various retail tenants, a realtor and a restaurant. For further information on this Investment Partnership, please see the separate financial statements attached to this Form 10-K as part of Item 14.

PCA SOUTHWEST ASSOCIATED LIMITED PARTNERSHIP

The Trust's other significant partnership investment is a 45.45% interest in PCA Southwest Associates Limited Partnership. This partnership owns five separate apartment complexes consisting of 3,000 apartment units in Houston, Texas. The apartments were built from 1965 through 1978. The properties were encumbered by 11 mortgage loans totaling $25,904,000 at July 31, 1994, at an average interest rate of 7.94% and maturities ranging between October 1997 and October 1998. The Investment Partnership assumed full title to these complexes by exercising an option to terminate its land lease related to these properties and paying $427,000 to its lessee, an affiliate of Harold Farb, the original owner of the properties. At July 31, 1994, the Trust's equity investment in this Investment Partnership was $9,877,000. At July 31, 1994, 1993, and 1992 the apartments were 85%, 93% and 91% leased, respectively.

For further information on all of the Investment Partnerships, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Exhibits A and B of Item 14.

The Owned Properties, Structured Transactions and Investment Partnerships described above constitute 81.5% of the Trust's real estate investments before the allowance for possible investment losses and 77.3% of the Trust's total revenues from real estate.


ITEM 3.  LEGAL PROCEEDINGS
------------------------------------------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended July 31, 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE TRUST


NAME                         AGE             PRINCIPAL  OCCUPATIONS  AND AFFILIATIONS DURING THE PAST FIVE YEARS
-------------------------------------------------------------------------------------------------------------------------------
John A. Cervieri Jr.         63        Managing  Trustee  of  the Trust;  Chairman of Property  Capital  Associates,  Inc.  and  its
                                       affiliates; Director of  BayBanks,  Inc.  and  BayBank  Boston,  N.A.;   Chairman  and  Chief
                                       Executive Officer of Americana Hotels and Realty Corporation.

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

                         PART II


ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER
MATTERS
------------------------------------------------------------------------

(a) PRICE RANGE OF COMMON SHARES

    The Trust's Common Shares are traded on the American Stock Exchange ("ASE")
    - symbol PCT. The high and low prices on the ASE for each quarter during the past two fiscal years and dividends declared for such quarters are shown below:

                                   FISCAL 1994
                      ------------------------------------------
                                                      DIVIDENDS
QUARTER               HIGH                LOW         DECLARED
----------------------------------------------------------------
First                $6 1/4             $ 5 1/4        $.07
Second                7 1/8               5 7/8         .07
Third                 6 5/8               5 1/4         .07
Fourth                6 1/4               5 1/8         .09
                                                       ----

                                                       $.30
                                                       ====


                                   FISCAL 1993
                      ------------------------------------------
                                                      DIVIDENDS
QUARTER               HIGH                LOW         DECLARED
----------------------------------------------------------------


First                $4 5/8             $ 3 5/8        $.07
Second                4 3/16              3 9/16        .07
Third                 4 15/16             3 11/16       .07
Fourth                6 3/8               4 1/4         .07
                                                       ----

                                                       $.28
                                                       ====


(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                       Approximate Number of
Title of Class                                             Holders as of
September 30, 1994
-----------------------------------------------------------------------------
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

    In fiscal 1994, the Trust's net income was $.45 per share and dividends declared were $.30 per share. In fiscal 1993, the Trust sustained a loss of $.08 per share and dividends declared were $.28, consequently $.20 of this dividend was a return of capital on a generally accepted accounting principle basis.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Years Ended July 31,
                                                      -----------------------------------------------------------------
(In thousands except per share data)                     1994         1993*         1992*         1991*         1990*
-----------------------------------------------------------------------------------------------------------------------
Summary of Operations
Revenues                                               $21,623       $16,535       $19,109       $24,060       $23,158
Expenses                                                20,044        24,865        33,544        30,272        15,902
                                                       -------       -------       -------       -------       -------

Income (Loss) before Gain (Loss) on Sale of Real
     Estate Investments and Extraordinary Item           1,579        (8,330)      (14,435)       (6,212)        7,256

Gain (Loss) on Sale of Real Estate Investments           2,510         7,700        (9,150)       (5,090)       13,560
                                                        ------       -------       --------       -------       ------

Income (Loss) before Extraordinary Item                  4,089          (630)      (23,585)      (11,302)       20,816

Extraordinary Gain from Extinguishment of Debt               -             -         7,950             -             -
                                                        ------       -------      ---------       -------       ------

Net Income (Loss)                                       $4,089         ($630)     ($15,635)     ($11,302)      $20,816
                                                        ======       =======      ========       =======       =======

Per Share Data

Primary Net Income (Loss)
    Income (Loss) before Gain (Loss) on Sale of Real
       Estate Investments and Extraordinary Item         $0.17        ($0.93)       ($1.60)       ($0.68)        $0.71

    Gain (Loss) on Sale of Real Estate Investments        0.28          0.85         (1.01)        (0.55)         1.31
                                                         -----        ------        -------       -------        -----

    Income (Loss) before Extraordinary Item               0.45         (0.08)        (2.61)        (1.23)         2.02

    Extraordinary Gain from Extinguishment of Debt           -             -             0             -             -
                                                         -----        ------        -------       -------        -----

    Net Income (Loss) per Share                          $0.45        ($0.08)       ($1.73)       ($1.23)        $2.02
                                                         =====        =======       =======       =======        =====

Fully Diluted Net Income (Loss) per Share                $0.45        ($0.08)       ($1.73)       ($1.23)        $2.00
                                                         =====        =======       =======       =======        =====

Dividends Declared per Share                             $0.30         $0.28         $0.28         $0.50         $2.19
Average Shares Outstanding                               9,030         9,029         9,029         9,223        10,328


Financial Position at Year-End
Total Assets                                          $176,833      $179,459      $173,748      $215,518      $219,909
Net Real Estate Investments                            173,140       176,024       168,403       195,743       214,927
Commitments                                                  -             -           616         6,250         7,950
Total Debt Outstanding                                  81,479        86,492        76,337        99,294        83,262
Shareholders' Equity                                    91,703        90,134        93,202       111,726       133,926


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

The Trust has reviewed its short-term and long-term liquidity needs and the adequacy of cash provided by operating activities and other liquidity sources to meet these needs. The Trust's principal short-term liquidity needs are to fund normal operating expenses, debt service requirements, capital expenditures and the minimum dividend distributions required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these short-term liquidity needs from cash flows provided by operating activities and available borrowings under its existing demand line of credit. The Trust expects to fund its long-term liquidity requirements for scheduled debt maturities from property sales, refinancings and its existing demand line of credit. The Trust does not anticipate making any new acquisitions, major renovations or expansions at this time.

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


                                                   YEARS ENDED JULY 31,
                                     ------------------------------------------
                                        1994            1993            1992
-------------------------------------------------------------------------------

Income before gain (loss)
  on Real Estate Investments
  and Extraordinary Item             $1,579,000      $1,670,000      $2,565,000

Depreciation on Owned Properties
  held directly by the Trust          3,538,000       2,423,000       2,584,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                        1,445,000       1,145,000       1,035,000
                                      ---------       ---------       ---------

                                     $6,562,000      $5,238,000      $6,184,000
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

RESULTS OF OPERATIONS-1994 VS. 1993

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursement) increased 71% from fiscal 1993, primarily as a result of the Trust's acquisition of it's lessees' interests in 6110 Executive Boulevard (February 1994) and One Park West (March 1993). When the Trust acquires the interest of its lessee in a property, the Trust becomes the owner and operator of that property. As such, the Trust receives all tenant rents and expense reimbursements which are classified as Rents from Owned Properties held directly by the Trust and no longer receives income classified as Base Income from Structured Transactions held directly by the Trust (land rent or mortgage interest) as it did when the investment was a Structured Transaction. Additionally, the increase is attributable to an increase in rental revenues from the redeveloped Loehmann's Fashion Island as new tenants have taken occupancy. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994).

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 29% from fiscal 1993, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust, the sale of Village Oaks apartments (March 1994) and the prepayment of the mortgage loan investment in Rapids Mall (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

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

General and administrative expenses increased 12% as compared to fiscal 1993 as the Trust incurred certain expenses that had previously been shared with an affiliate of the former advisor to the Trust. Prior to August 1992, services related to investment matters and day-to-day administration were provided by an independent advisor which shared certain expenses with the Trust such as rent, Errors & Omissions insurance, computer maintenance, etc. In August 1992, the Trust became self-managed and the Trust's contract with its independent advisor was not renewed. In fiscal 1993, although the former advisor did not provide services to the Trust, it shared offices with the Trust and continued to share in certain expenses. In fiscal 1994 the former advisor relocated resulting in an increase in certain Trust expenses.

Professional fees decreased 23% due to reduced legal fees related to litigation on certain investments.

There was no increase to the Trust's allowance for possible investment losses in fiscal 1994.

INCOME (LOSS) BEFORE GAIN (LOSS) ON SALE OF REAL ESTATE INVESTMENTS

Income (loss) before gain (loss) on Sale of real estate investments increased to $1,579,000 ($.17 per share) from the prior year's ($8,330,000) (($.93) per share) for the reasons noted above.

GAIN (LOSS) ON SALE OF REAL ESTATE INVESTMENTS

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

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) declined 32% in fiscal 1993 from fiscal 1992, primarily due to the sales of the Dell Industrial investment (March 1992) and the Lakeside apartments investment (August 1992), the reduction in rent and interest received due to the restructuring of the 6110 Executive Boulevard investment (July 1992) and the conversion of One Park West to an Owned Property held directly by the Trust (March 1993).

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

INCOME (LOSS) BEFORE GAIN (LOSS) ON SALE OF REAL ESTATE INVESTMENTS AND EXTRAORDINARY ITEM

Income (loss) before gain (loss) on sale of real estate investments and extraordinary item was ($8,330,000) (($.93) per share) for fiscal 1993, as compared to ($14,435,000) (($1.60) per share) for fiscal 1992 for the reasons noted above.

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


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------

The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

None.

                                  PART III





ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

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


ITEM 11.  EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------


The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.


ITEM  12.   SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND  MANAGEMENT
-------------------------------------------------------------------------------

The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities and Principal Shareholders" and "Election of Trustees" in the Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

                              INDEX TO EXHIBITS

                                 (Item 14(a))

Exhibit
Number                               Description
------

3.1 Declaration of Trust as currently in effect except for the three Amendments below is incorporated herein by reference to Exhibit 4.1 of the May 13, 1983 Form S-2 Registration Statement (Registration No.
     2-83624).   N/A

3.2 Amendment, dated October 1, 1987, to the Declaration of the Trust is incorporated herein by reference to the exhibit to the Trust's
     Form 10-K Annual Report for the fiscal year ended July 31, 1987.       N/A

3.3 Amendment, dated August 21, 1992, to the Declaration of the Trust is incorporated by reference to Exhibit 3.3 of the Trust's form 10-K for
     the Fiscal Year ended July 31, 1992.                                   N/A

3.4 Amendment, dated December 29, 1992, to the Declaration of Trust is incorporated by reference to Exhibit 3.4 or the Trust's Form 10-K
     for  the Fiscal year ended July 31, 1993.                              N/A

3.5  Amendment, dated February 26, 1993, to the Declaration of Trust  as to the number and  identity  of Trustees in incorporated by reference to
     Exhibit 3.5 of the Trust's Form 10-K for the Fiscal Year ended July
     31, 1993.                                                              N/A

3.6 By-Laws of the Trust as currently in effect are incorporated by reference to Exhibit 3.3 of the Trust's Form 10-K for the Fiscal
     Year ended July 31, 1992.                                              N/A

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

4.3  Form of Certificate representing shares of Beneficial Interest of the
     Trust.                                                                 N/A

4.4  Shareholder Rights Plan, incorporated by reference to the Trust's Form
     8-K report dated October 12, 1990.                                     N/A

10.1 Termination Agreement dated as of October 19, 1992 between Robert M. Melzer and the Trust is incorporated by reference to Exhibit 10.1 of
     the Trust's Form 10-K for the fiscal year ended July 31, 1992.         N/A

10.2 Termination Agreement dated as of October 19, 1992 between William A. Bonn and the Trust is incorporated by reference to Exhibit 10.2 of
     the Trust's Form 10-K for the Fiscal Year ended July 31, 1992.         N/A

10.3 Property Capital Trust 1992 Stock Option Plan (the "1992 Plan") is incorporated by reference to Exhibit 10.3 of the Trust's Form
     10-Q for the quarter ended October 31, 1992.                           N/A

10.4 Subcontract and Option Agreement dated August 1, 1992 between Property Capital Trust and PCA Institutional Advisors is incorporated by reference to Exhibit 10.4 of the Trust's Form 10-Q for the quarter
     ended April 30, 1993.                                                  N/A

10.5 Amendment to the 1992 Plan.

10.6 Property Capital Trust Amended and Restated Deferred Stock Plan for Non-Employee Trustees.

10.7 Property  Capital  Trust  1994  Stock  Option  Plan  for  Non-Employee
     Trustees.

21   List of the Trust's subsidiaries.                                      72

23   Consent of Independent Auditors.                                       73

                                  PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements listed in the accompanying index to financial statements on Page 27 are filed as part of this Annual Report.

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      The consolidated financial statement schedules listed in the accompanying index to financial statements on Page 27 are filed as part of this Annual Report.

    3. EXHIBITS

      The exhibits listed in the accompanying index to exhibits on Pages 20 and 21 are filed as part of the Annual Report.

(B)   REPORTS ON FORM 8-K

      None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)

By /S/ ROBERT M. MELZER
   ---------------------
       Robert M. Melzer                             NOVEMBER 13, 1995
       President and Chief Executive Officer        -----------------
                                                            Date

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

                       FINANCIAL STATEMENT SCHEDULES

                         Year Ended July 31, 1994




                           PROPERTY CAPITAL TRUST
                             Boston, Massachusetts

ITEM 14A(1), (2) AND (D) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
-------------------------------------------------------------------------------

PROPERTY CAPITAL TRUST

Report of Independent Auditors                                               28

The following consolidated financial statements of Property Capital Trust are included in Item 8:

Consolidated balance sheet at July 31, 1994 and 1993                         29
Consolidated statement of operations for each of the three  years in the
  period ended July 31, 1994                                                 30
 Consolidated  statement of cash flows for each of the three years in  the
  period ended July 31, 1994                                                 31
Consolidated statement of shareholders' equity for each of the three years
  in the period ended July 31, 1994                                          32
Notes to consolidated financial statements                                33-47

The following consolidated financial statement schedules of Property Capital Trust are included in Item 14 (d):

Consolidated Quarterly Financial Data (unaudited)                            48
VIII - Allowance for possible investment losses                              49
XI - Investments - Land Leasebacks and Owned Properties held directly
  by the Trust                                                            50-53
XII  - Investments - Mortgage Loans held directly by the Trust            54-55
Exhibit A - Investment Partnerships - Land Leasebacks and Owned
Properties                                                                56-59
Exhibit B - Investment Partnerships - Mortgage Loans                      60-61


The following separate financial statements are required pursuant to 3-09 of Regulation SX:

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.

Report of Independent Auditors                                              63

The following financial statements of Property Capital Midwest Associates, L.P. are included in Item 8:

Balance sheet at December 31, 1993 and 1992                                 64
Statement of operations for each of the three years in the period
  ended December 31, 1993                                                   65
Statement of cash flows for each of the three years in the period
  ended December 31, 1993                                                   66
Statement of changes in partners' equity  for  each of the three years
  in the period ended December 31, 1993                                     67

  Notes to financial statements                                          68-70

   The  following  financial  statement schedules of Property  Capital  Midwest
Associates, L.P. are   included in Item 14 (d):

    XI - Owned Properties                                                   71

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


ERNST & YOUNG LLP


Boston, Massachusetts
August 26, 1994

                       See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET


                                                               July 31,
                                               --------------------------------
                                                         1994          1993
-------------------------------------------------------------------------------

Assets
Real Estate Investments
 Owned Properties held directly by the Trust
  (net of accumulated depreciation of $10,380,000
  and $8,212,000 in 1994 and 1993, respectively)     $105,974,000  $101,160,000
 Structured Transactions held directly by the Trust    32,581,000    43,065,000
 Investment Partnerships                               51,998,000    51,928,000
                                                     ------------  ------------
                                                      190,553,000   196,153,000

 Less:  Allowance for possible investment losses      (17,413,000)  (20,129,000)
                                                     ------------  ------------
                                                      173,140,000   176,024,000

Cash                                                      720,000       324,000

Interest and rents receivable
 Owned Properties held directly by the Trust            1,852,000     1,598,000
 Structured Transactions held directly by the Trust       259,000       965,000
Other assets                                              862,000       548,000
                                                     ------------  ------------

                                                     $176,833,000  $179,459,000
                                                     ============  ============

Liabilities and Shareholders' Equity
Liabilities
 Accounts payable and accrued expenses                 $2,940,000    $2,269,000
 Accrued interest                                         711,000       564,000
 Bank note payable                                      5,000,000    16,530,000
 Mortgage notes payable                                43,110,000    36,593,000
 9 3/4% Convertible Subordinated Debentures             2,546,000     2,546,000
 10% Convertible Subordinated Debentures               30,823,000    30,823,000
                                                       ----------    ----------

                                                       85,130,000    89,325,000
                                                       ----------    ----------

Shareholders' Equity
 Common Shares (without par value, unlimited shares
    authorized, 9,030,585 issued and outstanding at
    July 31, 1994 and 9,028,585 at July 31, 1993)     106,060,000   106,052,000
 Accumulated deficit                                  (14,357,000)  (15,918,000)
                                                      ------------  -----------
 Total Shareholders' Equity                            91,703,000    90,134,000
                                                      ------------  -----------

                                                     $176,833,000  $179,459,000
                                                     ============  ============



                            See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                        Years Ended July 31,
                                                         --------------------------------------------
                                                             1994            1993             1992
-----------------------------------------------------------------------------------------------------
Revenues
Rents from Owned Properties held directly by the Trust   $14,083,000      $8,237,000      $7,626,000
Structured Transactions held directly by the Trust
  Base income                                              3,074,000       4,343,000       6,379,000
  Overage income                                           1,911,000       2,165,000       2,551,000
Income from unconsolidated Investment Partnerships         2,264,000       1,519,000       2,524,000
                                                          ----------       ---------       ---------

                                                          21,332,000      16,264,000      19,080,000

Advisory fee income                                          290,000         269,000          -
Interest income                                                1,000           2,000          29,000
                                                          ----------      ----------      ----------

                                                          21,623,000      16,535,000      19,109,000
                                                          ----------      ----------      ----------

Expenses
Expenses on Owned Properties held directly by the Trust    6,915,000       4,501,000       4,507,000
Interest                                                   6,994,000       5,441,000       7,364,000
Depreciation                                               3,538,000       2,423,000       2,584,000
General and administrative expenses                        2,034,000       1,817,000         146,000
Advisory fees                                                 -               -            1,091,000
Professional fees                                            377,000         490,000         678,000
Trustees' fees and expenses                                  186,000         193,000         174,000
Provision for possible investment losses                      -           10,000,000      17,000,000
                                                          ----------      ----------      ----------

                                                          20,044,000      24,865,000      33,544,000
                                                          ----------      ----------      ----------
Income (Loss) before Gain (Loss) on Sale of
  Real Estate Investments and Extraordinary Item           1,579,000      (8,330,000)    (14,435,000)

Gain (Loss) on Sale of Real Estate Investments             2,510,000       7,700,000      (9,150,000)
                                                           ---------      ----------      ----------

Income (Loss) before Extraordinary Item                    4,089,000        (630,000)    (23,585,000)

Extraordinary Gain from Extinguishment of Debt                    -           -            7,950,000
                                                          ----------      ----------      ----------

Net Income (Loss)                                         $4,089,000       ($630,000)   ($15,635,000)
                                                          ==========      ==========     ===========

Net Income (Loss) per Share

Income (Loss) before Gain (Loss) on Sale of
  Real Estate Investments and Extraordinary Item               $0.17          ($0.93)         ($1.60)

Gain (Loss) on Sale of Real Estate Investments                  0.28            0.85           (1.01)
                                                                ----           -----           -----

Income (Loss) before Extraordinary Item                         0.45           (0.08)          (2.61)

Extraordinary Gain from Extinguishment of Debt                    -                -            0.88
                                                               -----           -----            -----

Net Income (Loss) per Share                                    $0.45          ($0.08)         ($1.73)
                                                               =====           =====           =====

Average Shares Outstanding                                 9,030,000       9,029,000       9,029,000
                                                           =========       =========       =========





        See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Years Ended July 31,
                                                              -------------------------------------------
                                                                  1994            1993         1992
---------------------------------------------------------------------------------------------------------
Operating Activities
Net Income (Loss)                                             $4,089,000       ($630,000)   ($15,635,000)
Adjustments to Net Income (Loss)
   (Gain) loss on sale of real estate investments             (2,510,000)     (7,700,000)      1,200,000
   Increase in allowance for possible investment losses              -        10,000,000      17,000,000
   Depreciation and amortization                               3,611,000       2,473,000       2,621,000
   Income from unconsolidated Investment Partnerships         (2,264,000)     (1,519,000)     (2,524,000)
   Distributions of income from Investment Partnerships        2,048,000       1,519,000       2,523,000
   Changes in assets and liabilities
     (Increase) decrease in interest and rents receivable       (115,000)      1,182,000          36,000
     (Increase) decrease in other assets, net                   (387,000)        795,000         367,000
     Increase (decrease) in accounts payable, accrued
        expenses, and accrued interest                           818,000      (1,376,000)       (289,000)
                                                               ---------       ---------       ---------

Net Cash Provided by Operating Activities                      5,290,000       4,744,000       5,299,000
                                                               ---------       ---------       ---------

Investing Activities
Owned Properties held directly by the Trust
   Dispositions                                               12,567,000            -
   Additions                                                  (9,030,000)    (12,877,000)     (1,540,000)
Structured Transactions held directly by the Trust
   Dispositions                                                5,434,000      10,859,000      10,556,000
   Additions                                                          -         (587,000)       (851,000)
Investment Partnerships
    Additions                                                         -             -        (2,785,000)
    Distributions in excess of income                            146,000         488,000       1,177,000
                                                               ---------      -----------     ----------

Net Cash Provided by (Used In) Investing Activities            9,117,000      (2,117,000)      6,557,000
                                                             -----------      -----------     ----------
Financing Activities
Repayment of bank note payable                               (11,530,000)     (5,770,000)     (8,800,000)
Cash dividends paid                                           (2,528,000)     (2,438,000)     (2,889,000)
Scheduled amortization of mortgage notes payable                (469,000)       (302,000)       (210,000)
Proceeds from exercise of stock options                            8,000             -               -
Proceeds from mortgage notes payable                          18,000,000       6,000,000             -
Prepayment of mortgage notes payable                         (17,492,000)            -               -
                                                             -----------       ---------       ---------

Net Cash Used In Financing Activities                        (14,011,000)     (2,510,000)    (11,899,000)
                                                              ----------       ---------      ----------

Net Increase (Decrease) in Cash                                  396,000         117,000         (43,000)

Cash at Beginning of Year                                        324,000         207,000         250,000
                                                             -----------       ---------      ----------

Cash at End of Year                                             $720,000        $324,000        $207,000
                                                             ===========       =========      ==========




          See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                               Years Ended July 31,
                                 ---------------------------------------------
                                    1994             1993           1992
------------------------------------------------------------------------------

Common Shares
Balance at beginning of year     $106,052,000    $106,052,000    $106,052,000
Stock options exercised                 8,000             -               -
                                 ------------    ------------    ------------

Balance at end of year            106,060,000     106,052,000     106,052,000
                                 ------------    ------------    ------------


Accumulated Deficit
Balance at beginning of year      (15,918,000)    (12,850,000)      5,674,000
Net income (loss)                   4,089,000        (630,000)    (15,635,000)
Cash dividends paid                (2,528,000)     (2,438,000)     (2,889,000)
                                  -----------      ----------      ----------

Balance at end of year            (14,357,000)    (15,918,000)    (12,850,000)
                                  -----------      ----------      ----------

Total Shareholders' Equity        $91,703,000     $90,134,000     $93,202,000
                                  ===========     ===========     ===========





Number of Common Shares
Common Shares issued and
   outstanding at
   beginning of year                9,028,585       9,028,585       9,028,585
Stock options exercised                 2,000             -               -
                                    ---------       ---------       ---------

Common Shares issued and
  outstanding at
  end of year                       9,030,585       9,028,585       9,028,585
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

The Trust's real estate investments (net of accumulated depreciation) are as follows:

                                                    JULY 31,
                                          ---------------------------------
                                              1994               1993
----------------------------------------------------------------------------

      Owned Properties
        held directly by the Trust        $105,974,000       $101,160,000

      Structured Transactions
        held directly by the Trust
          Land leasebacks                   17,140,000         21,140,000
          Mortgage loans                    15,441,000         21,925,000

      Investment Partnerships               51,998,000         51,928,000
                                          ------------       ------------

                                          $190,553,000       $196,153,000
                                          ============       ============

The Trust's real estate investments (net of accumulated depreciation) are diversified by type of property as follows:

                                                            JULY 31,
                                                -------------------------------
                                                    1994               1993
-------------------------------------------------------------------------------
OWNED PROPERTIES HELD DIRECTLY BY THE TRUST
Office buildings                                $ 64,367,000       $ 52,613,000
Shopping centers (1)                              41,607,000         35,660,000
Apartments                                            -              12,887,000
Hotels                                                -                  -
                                                 -----------        -----------

                                                 105,974,000        101,160,000
                                                 -----------        -----------


STRUCTURED TRANSACTIONS HELD DIRECTLY BY
THE TRUST
Office buildings                                      -               7,500,000
Shopping centers                                   4,335,000          4,844,000
Apartments                                        16,530,000         17,530,000
Hotels                                            11,716,000         13,191,000
                                                 -----------        -----------

                                                  32,581,000         43,065,000
                                                 -----------        -----------

INVESTMENT PARTNERSHIPS
Office buildings                                  20,125,000         20,523,000
Shopping centers                                   9,550,000          9,261,000
Apartments                                        13,299,000         13,127,000
Hotels                                             9,024,000          9,017,000
                                                 -----------        -----------

                                                  51,998,000         51,928,000
                                                 -----------        -----------

Total Real Estate Investments                   $190,553,000       $196,153,000
                                                ============       ============


REAL ESTATE INVESTMENTS BY TYPE OF PROPERTY
Office buildings                                $ 84,492,000       $ 80,636,000
Shopping centers (1)                              55,492,000         49,765,000
Apartments                                        29,829,000         43,544,000
Hotels                                            20,740,000         22,208,000
                                                ------------       ------------

Total Real Estate Investments                   $190,553,000       $196,153,000
                                                ============       ============

NUMBER OF PROPERTIES                                  29                 33
                                                      ==                 ==

(1)Inclusive of construction in progress of $2,427,000 and $13,259,000 at July 31, 1994 and 1993, respectively.

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's real estate investments (net of accumulated depreciation) are diversified as of July 31, 1994 by geographic region as follows:

                        Number of       Investment        % of
Geographic Region       Properties        Amount          Total
-----------------------------------------------------------------

Midwest                     11        $  87,931,000         46 %
South                        8           57,019,000         30
West                         8           14,999,000          8
East                         2           30,604,000         16
                            --         ------------        -----
                            29         $190,553,000        100 %
                            ==         ============        =====


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

Assets included as Owned Properties held directly by the Trust are as follows:


                                      July 31,
                                1994             1993
---------------------------------------------------------------

Land                         $21,856,000      $22,420,000
Buildings                     82,237,000       67,556,000
Tenant improvements            7,583,000        4,446,000
Construction in progress       2,427,000       13,545,000
Other                          2,251,000        1,405,000
                             -----------      -----------

                             116,354,000      109,372,000
Accumulated depreciation     (10,380,000)      (8,212,000)
                             -----------      -----------

Owned Properties held
  directly by the Trust     $105,974,000     $101,160,000
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

                                               July 31,
                              -------------------------------------------
                                 1994            1993             1992
-------------------------------------------------------------------------

Repairs and maintenance       $2,272,000      $1,357,000      $1,637,000
Real estate taxes              1,585,000       1,045,000       1,061,000
Utilities                      1,322,000         870,000         790,000
General and administrative     1,072,000         836,000         654,000
Management fees                  487,000         308,000         253,000
Insurance                        177,000          85,000         112,000
                              ----------      ----------      ----------

Expenses on Owned Properties
  held directly by the Trust  $6,915,000      $4,501,000      $4,507,000
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

INVESTMENTS IN UNCONSOLIDATED INVESTMENT PARTNERSHIPS

As of July 31, 1994 and 1993, the Trust had investments in five unconsolidated Investment Partnerships which are accounted for on the equity method. The Investment Partnerships provide for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:

      INVESTMENT PARTNERSHIPS                     % OWNED BY THE TRUST
      ------------------------------------------------------------------
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

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Condensed combined financial statements of the unconsolidated Investment Partnerships are as follows:

      CONDENSED COMBINED BALANCE SHEET

                                                       July 31,
                                         ----------------------------------
                                                1994                1993
      ---------------------------------------------------------------------

      ASSETS
      Current assets                     $   4,070,000      $   1,727,000
      Owned Properties                      99,058,000         52,043,000
      Mortgage loans                        34,778,000         51,952,000
      Land leasebacks                        9,084,000         13,984,000
      Other assets                              70,000          1,350,000
                                          ------------       ------------

                                          $147,060,000       $121,056,000
                                          ============       ============

      LIABILITIES AND CAPITAL
      Current liabilities                $   2,905,000      $   1,412,000
      Other liabilities                        530,000            475,000
      Mortgage notes payable                25,904,000               -

      Trust's share of combined capital     51,998,000         51,928,000

      Limited partners' share of
        combined capital                    65,723,000         67,241,000
                                          ------------       ------------

                                          $147,060,000       $121,056,000
                                          ============       ============

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

CONDENSED COMBINED SUMMARY OF OPERATIONS


                                       Years Ended July  31,
                               ------------------------------------------
                                  1994           1993            1992
-------------------------------------------------------------------------

REVENUES
Rents from Owned Properties    $10,968,000     $ 7,194,000    $6,722,000
Structured Transactions
  Base income                    4,225,000       3,674,000     5,522,000
  Overage income                   339,000         415,000       476,000
Other income                        33,000          24,000        28,000
                                ----------      ----------    ----------

                                15,565,000      11,307,000    12,748,000
                                ----------      ----------    ----------

EXPENSES
Owned Properties expenses        5,538,000       3,577,000     3,440,000
Depreciation                     2,787,000       2,149,000     1,942,000
Interest                           732,000            -             -
Other                              794,000       1,349,000       831,000
                                 ---------       ---------     ---------

                                 9,851,000       7,075,000     6,213,000
                               -----------     -----------   -----------

NET INCOME                     $ 5,714,000     $ 4,232,000   $ 6,535,000
                               ===========     ===========   ===========

Trust's share of combined
   net income                  $ 2,264,000     $ 1,519,000   $ 2,524,000
Limited Partners' share
  of combined net income         3,450,000       2,713,000     4,011,000
                               -----------     -----------   -----------

NET INCOME                     $ 5,714,000     $ 4,232,000   $ 6,535,000
                               ===========     ===========   ===========


The Trust's equity in unconsolidated Investment Partnerships are as follows:


                                                  Years Ended July 31,
                                           ------------------------------------
                                              1994        1993         1992
-------------------------------------------------------------------------------

Property Capital Midwest Associates, L.P. $27,659,000  $27,763,000  $27,901,000
PCA Southwest Associates, L.P.              9,877,000    9,668,000   10,006,000
Lisle Hilton Inn Loan Participation         9,024,000    9,017,000    9,022,000
PCA Canyon View Associates, L.P.            3,422,000    3,459,000    3,459,000
PCA Crossroads Associates, Ltd.             2,016,000    2,021,000    2,028,000
                                          -----------   ----------   ----------

                                          $51,998,000  $51,928,000  $52,416,000
                                          ===========  ===========  ===========

The Trust's share of income (loss) from unconsolidated Investment Partnerships are as follows:

                                                      Years Ended July 31,
                                                -------------------------------
                                                   1994       1993       1992
-------------------------------------------------------------------------------
Property Capital Midwest Associates, L.P. {(1)}  $950,000   $646,000   $593,000
PCA Southwest Associates, L.P. {(2)}              209,000   (220,000)   822,000
Lisle Hilton Inn Loan Participation               617,000    570,000    544,000
PCA Canyon View Associates, L.P.                  195,000    210,000    240,000
PCA Crossroads Associates, Ltd.                   293,000    313,000    325,000
                                               ---------- ---------- ----------

                                               $2,264,000 $1,519,000 $2,524,000
                                               ========== ========== ==========



{(1)}   Net of the Trust's share of depreciation of $1,213,000, $1,145,000  and
$1,035,000 for years ended July 31, 1994, 1993 and 1992, respectively.

{(2)}  Net  of the Trust's share of depreciation of $232,000 for the year ended
July 31, 1994.   These  properties  converted  from   Structured Investments to
Owned Properties on March 31, 1994.


Cash distributions received from the unconsolidated Investment Partnerships are as follows:


                                                      Years Ended July 31,
                                          -------------------------------------
                                               1994         1993        1992
-------------------------------------------------------------------------------


Property Capital Midwest Associates, L.P.  $1,054,000    $784,000    $1,498,000
PCA Southwest Associates, L.P.                    -       118,000       821,000
Lisle Hilton Inn Loan Participation           610,000     575,000       757,000
PCA Canyon View Associates, L.P.              232,000     210,000       299,000
PCA Crossroads Associates, Ltd.               298,000     320,000       325,000
                                           ----------  ----------    ----------

                                           $2,194,000  $2,007,000    $3,700,000
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


NOTE 3.  INDEBTEDNESS

The Trust has available a total of $20,000,000 under a revolving line of credit from a major New England bank. Borrowings under the line of credit are repayable on demand by the lender. At July 31, 1994 borrowings under the line were $5,000,000 with interest at the bank's prime rate (7.25% at July 31, 1994) plus 1/4%. Previously, the line of credit was for $35,000,000. Concurrent with the refinancing of Loehmann's Fashion Island in June 1994 the line of credit was reduced to $20,000,000. The line will be reduced to no less than $15,000,000, on a dollar for dollar basis, as additional advances are made under the new Loehmann's Fashion Island mortgage.

At July 31, 1994 and 1993 four of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $43,110,000 and $36,593,000, respectively.

                                    Principal
      Owned Properties               Balance          Interest
      Held Directly by the Trust   July 31, 1994        Rate      Maturity
      ---------------------------------------------------------------------
      Loehmann's Fashion Island     $18,000,000         7.60%     July 1998
      One Park West                  10,052,000         9.50%     June 2000
      Park Place                      8,600,000         5.65%      May 2008
      6110 Executive Boulevard        6,458,000         9.625%    July 1995
                                    -----------

                                    $43,110,000
                                    ===========



The book value of real estate pledged as collateral for these loans was approximately $84,158,000. Scheduled principal payments on these loans at July 31, 1994 are as follows:


Year Ending July 31,
---------------------------------------------------------------
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
                                                    ===========

Loehmann's Fashion Island's $11,582,000 first mortgage was refinanced for $30,000,000 with an initial advance of $18,000,000 in June 1994. Additional advances aggregating up to $12,000,000 may be made through June 1996 based upon property performance. The $30,000,000 mortgage loan (of which $15,000,000 is recourse to the Trust) has a term of four years and bears interest at the lender's prime rate plus 1/4% with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury rates. This option may be exercised at no cost or additional liability to the Trust. In July 1994 the Trust elected to fix the interest rate on the outstanding borrowings at 7.6% for a period of one year which, at that time, was 2.25% over one year LIBOR.

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

During fiscal 1992 the Trust recognized losses of $3,950,000 and $4,000,000 ($.88 per share) on the transfers of Valley Forge Towers and Commerce Centre, respectively, to the first mortgage lenders. The Trust also recognized corresponding extraordinary gains of $3,950,000 and $4,000,000 ($.88 per share) on the extinguishment of the non-recourse debt on Valley Forge Towers and Commerce Centre. The losses occurred because the net carrying value of the assets transferred to the lenders exceeded the estimated fair value of the assets at the time of disposition. The extraordinary gain arose due to the fact that the balance of the non-recourse mortgage loans exceeded the estimated fair value of the properties at the time of disposition. The transfers of ownership were accounted for as troubled debt restructurings in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for the Troubled Debt Restructurings".

NOTE 4.  RENTS UNDER OPERATING LEASES

All space leases at the Owned Properties held directly by the Trust are classified as operating leases. Minimum future base rents to be received from leases in effect at July 31, 1994 are as follows:


Year ending July 31,
---------------------------------------------------------------
                           1995                     $12,069,000
                           1996                      10,647,000
                           1997                       8,832,000
                           1998                       6,899,000
                           1999                       5,208,000
                           2000 and thereafter       27,920,000
                                                    -----------
                           Total                    $71,575,000
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




                                Owned Properties           Owned Properties
                          Held Directly by the Trust Held Directly By the Trust
                         --------------------------- --------------------------
                               Under          All       Under            All
                          Redevelopment      Other   Redevelopment      Other

Tenant Improvements
  & Leasing Commissions     $4,125,000    $1,454,000     $   -      $   620,000
Other Capital                  200,000     1,221,000         -          650,000
                            ----------    ----------     --------    ----------
                            $4,325,000    $2,675,000     $   -       $1,270,000
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

      Options outstanding August 1, 1992                               -
      Options granted on January 8, 1993 @ $3.75 per share         107,750
      Options exercised                                                -
      Options canceled                                              (3,250)
                                                                   -------

      Options outstanding July 31, 1993                            104,500

      Options granted on January 6, 1994 @ $6.375 per share         68,850
      Options exercised ($3.75 per share)                           (2,000)
                                                                   -------

      Options outstanding July 31, 1994                            171,350
                                                                   =======

      Options exercisable July 31, 1994                             18,900
                                                                   =======

      Options available for future grant                            76,650
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

                                          Years Ended July 31,
                                  --------------------------------------
                                    1994          1993           1992
------------------------------------------------------------------------

           Dividends declared      $.30           $.28           $.28



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

PROPERTY CAPITAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY CAPITAL TRUST
CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)


                                                                                  Quarters Ended
                                                      ----------------------------------------------------------------------
                                                           October 31,           January 31,       April 30,     July 31,
----------------------------------------------------------------------------------------------------------------------------
Fiscal 1994
Revenues                                                   $4,859,000            $4,981,000        $5,898,000    $5,885,000
Expenses                                                    4,380,000             4,535,000         5,620,000     5,509,000
                                                           ----------            ----------        ----------    ----------

Income before Gain on Sale of Real Estate Investments         479,000               446,000           278,000       376,000

Gain on Sale of Real Estate Investments                           -                 100,000         2,410,000            -
                                                           ----------            ----------        ----------    ----------

Net Income                                                   $479,000              $546,000        $2,688,000      $376,000
                                                           ==========            ==========        ==========    ==========


Net Income per Share

Income before Gain on Sale of Real Estate Investments           $0.05                 $0.05             $0.03         $0.04

Gain on Sale of Real Estate Investments                           -                    0.01              0.27           -
                                                                -----                 -----             -----         -----

Net Income per Share                                            $0.05                 $0.06             $0.30         $0.30
                                                                =====                 =====             =====         =====


Fiscal 1993
Revenues                                                   $3,787,000            $3,949,000        $4,201,000    $4,598,000
Expenses                                                    3,407,000            13,563,000         3,742,000     4,153,000
                                                           ----------            ----------        ----------    ----------
Income (Loss) before Gain on Sale of Real Estate
  Investments                                                 380,000            (9,614,000)          459,000       445,000

Gain on Sale of Real Estate Investments                     7,700,000                   -                 -             -
                                                           ----------           ------------       ----------    ----------

Net Income (Loss)                                          $8,080,000           ($9,614,000)         $459,000      $445,000
                                                           ==========           ============       ==========    ==========

Net Income (Loss) per Share

Income (Loss) before Gain on Sale of Real Estate
  Investments                                                   $0.04                ($1.07)            $0.05         $0.05

Gain on Sale of Real Estate Investments                          0.85                   -                 -             -
                                                                -----                ------             -----         -----

Net Income (Loss) per Share                                     $0.89                ($1.07)            $0.05         $0.05
                                                                =====                ======             =====         =====


Note: During the third quarter of fiscal 1994, the Trust adopted a change in accounting method to the equity method for Investment Partnerships and accordingly all prior quarters have been restated.

PROPERTY CAPITAL TRUST
SCHEDULE VIII


ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES


                                                    Years Ended July 31,
                                     ------------------------------------------
                                          1994           1993        1992
-------------------------------------------------------------------------------

Balance at beginning of year          $20,129,000    $25,000,000   $15,000,000
Additions during year                      -          10,000,000    17,000,000
Property write-downs                   (2,716,000)   (14,871,000)   (7,000,000)
                                      -----------    -----------   -----------
Balance at end of year                $17,413,000    $20,129,000   $25,000,000
                                      ===========    ===========   ===========
Allowance as a % of total Real
  Estate Investments (before
  allowance for possible
  investment losses)                          9.1%          10.3%         12.9%
                                              ====          =====         =====


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

PROPERTY CAPITAL TRUST
SCHEDULE XI
July 31, 1994
(thousands of dollars)


Land Leasebacks Held Directly by the Trust
                                                                          Third Party Senior      Amount of
                                                                             Indebtedness        Trust's Land
                                                 Rentable     Date of   Balance   Interest Rate/  Investment
Type and Name of Property      Location           Space    Investment at 7/31/94  Maturity      at 7/31/94(a)
----------------------------------------------------------------------------------------------------------------

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
                                                                       $69,876                     $17,140 (f)
                                                                       =======                     ========



(continued)


            Rent and   Base Rental  Overage
            Overage     Income       Income
   Base     Receivable   Y/E          Y/E
 Land Rent  at 7/31/94  7/31/94      7/31/94
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
               $166      $1,363(g)  $1,699 (h)
               ====      =======    ======


For information on Land Leasebacks Held in Investment Partnerships see
Exhibit A.

PROPERTY CAPITAL TRUST
SCHEDULE XI (continued)
July 31, 1994
(thousands of dollars)



Owned Properties Held Directly by the Trust

                                                                                                     Third Party Senior
                                                                                                        Indebtedness
Type and  Name                                                    Rentable         Date of       Balance     Interest Rate/
of Property                                 Location               Space       Acquisition (i)  at 7/31/94     Maturity
-------------------------------------------------------------------------------------------------------------------------------

Office Buildings
One Park West                               Chevy Chase, MD         128,500 sq.ft     Mar-93       $10,052   9.50%/2000
Park Place                                  Clayton, MO              72,000 sq.ft     Jan-91         8,600   5.65%/2008
6110 Executive Blvd                         Rockville, MD           197,000 sq.ft     Feb-94         6,458   9.625%/1995
Citibank Office Plaza                       Oak Brook, IL           100,400 sq.ft     Feb-89             -        -
Citibank Office Plaza                       Schaumburg, IL          105,400 sq.ft     Feb-89             -        -
                                                                    -------------                   ------

                                                                    603,300 sq.ft.                  25,110
                                                                    ==============                  ======


Shopping Centers
Loehmann's Fashion Island                   Aventura, FL            280,000 sq.ft     May-89        18,000   7.60%/1998
                                                                    =============                  =======

                                                                                                   $43,110
                                                                                                   =======



For information on Owned Properties Held in Investment Partnerships see Exhibit A


 (continued)

  Amount of Trust's Investment    Costs
     at Date of Acquisition     Capitalized   Gross Amount of Trust's Investment                         Net
             Buildings and      Subsequent                 Buildings and              Accumulated    Investment
   Land      Improvements      to Acquistion  Land (a)  Improvements     Total        Depreciation   at 7/31/94
-----------------------------------------------------------------------------------------------------------------


    $3,500       $14,942          $875        $3,500       $15,817       $19,317         $575       $18,742
     3,000         9,194         1,033         3,000        10,227        13,227        1,280        11,947
     2,500         9,473             0         2,500         9,473        11,973          111        11,862 (k)
     1,875        10,766         2,108         1,875        12,874        14,749        3,083        11,666
     1,275         9,001         2,509         1,275        11,510        12,785        2,635        10,150
     -----        ------         -----        ------        ------        ------        -----        -----
    12,150        53,376         6,525        12,150        59,901        72,051        7,684        64,367
    ------        ------         -----        ------        ------        ------        -----        ------


     4,800        17,546        21,957         9,706        34,597        44,303        2,696        41,607
   -------       -------       -------       -------       -------      --------        -----        ------

   $16,950       $70,922       $28,482       $21,856       $94,498      $116,354 (l)  $10,380      $105,974
   =======       =======       =======       =======       =======      ========      =======      ========



               Rents from    Expenses on
                Owned          Owned
              Properties      Properties
      Rent    held Directly  held Directly     Depreciation
 Receivable   by the Trust   by the Trust         Expense
  at 7/31/94  Y/E 7/31/94     Y/E 7/31/94       Y/E 7/31/94
------------------------------------------------------------



     $60       $2,806        $1,004               433
       3        1,585           641               437
      17        1,564           724               111
     318 (j)    1,809           782               707
     989 (j)    1,580         1,045               616
   -----        -----         -----            ------
   1,387        9,344         4,196             2,304
   -----        -----         -----            ------


     465 (j)    3,617         2,234               945
   -----        -----         -----            ------

  $1,852      $12,961 (m)    $6,430 (n)        $3,249
  =====       =======        ======            ======

PROPERTY CAPITAL TRUST
NOTES TO SCHEDULE XI




(a) This amount represents the cost of each land investment and the amount at which each investment is carried on the balance sheet at July 31, 1994. There are no differences between the cost of each land investment for financial reporting purposes and the cost of each land investment for federal income tax purposes, except as follows:



         NAME OF PROPERTY                      BOOK BASIS   TAX BASIS
         ------------------------------------------------------------

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

(f) Changes in land leasebacks held directly by the Trust are summarized below (thousands of dollars).

                                             Years Ended July 31,
                                      --------------------------------
                                        1994        1993       1992
----------------------------------------------------------------------

         Balance at beginning of year $21,140     $32,940     $46,140
         Sales                         (1,500)     (1,800)     (4,200)

         Converted to Owned Properties
           held directly by the Trust  (2,500)     (3,500)     (9,000)
         Property conveyed to first
           mortgage lender              -          (6,500)        -
                                       -------    --------    --------

         Balance at end of year       $17,140     $21,140     $32,940
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

(l) Changes in Owned Properties held directly by the Trust are summarized below (thousands of dollars).

                                             Years Ended July 31,
                                        ----------------------------------
                                          1994        1993         1992
--------------------------------------------------------------------------

         Balance at beginning of year   $109,372    $ 78,744     $75,233
         Acquisitions and additions       15,490      21,187       3,511
         Sales to third parties          (14,008)        -          -
         Converted from mortgage loans
           held directly by the Trust      3,000      11,941        -
         Converted from land leasebacks
           held directly by the Trust      2,500       3,500       9,000
         Investments written down            -        (6,000) (p) (7,000)(q)
         Property conveyed to first
           mortgage lender                   -           -        (2,000)(q)
                                          ------      ------       ------

         Balance at end of year         $116,354    $109,372     $78,744
                                        ========    ========     =======


(m) This total does not include rental income earned in fiscal 1994 of $1,122,000 from Eagle apartments which was sold during the year.

(n) This total does not include operating expenses incurred in fiscal 1994 of $485,000 from Eagle apartments which was sold during the year.

(o) This total does not include depreciation expense in fiscal 1994 of $289,000 from Eagle apartments which was sold during the year.

(p) In March 1993, the Trust acquired the equity interest of its lessee in One Park West, a 128,500 square foot office building in Chevy Chase, Maryland. Upon acquisition, the Trust utilized a portion of its allowance for possible investment losses and wrote down this investment by $6,000,000.

(q) In April 1992, the Trust acquired the equity interest of its lessee in Commerce Centre, comprised of two buildings totaling 291,000 square feet in Des Plaines, Illinois. Upon acquisition, the Trust utilized a portion of its allowance for possible investment losses to write down this investment by $7,000,000. In July 1992, the Trust entered into an agreement with the first mortgage lender to convey the property to the lender for $100,000, at which time the Trust wrote off this investment.

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




For information on Mortgage Loans held in Investment Partnerships see Exhibit B.

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

(i) Changes in mortgage loans held directly by the Trust are summarized below (thousands of dollars).

                                               Years Ended July 31,
                                         --------------------------------
                                          1994        1993        1992
         ----------------------------------------------------------------
         Balance at beginning of year   $21,925      $35,783     $42,458
         New mortgage loans                -             587         851
         Repayments                      (1,334)        (204)     (3,526)
         Mortgage loans written down     (2,150)      (2,300)     (4,000)
         Converted to Owned Properties
           held directly by the Trust    (3,000)     (11,941)        -
                                        -------       ------       -----

         Balance at end of year         $15,441      $21,925     $35,783
                                        =======      =======     =======


(j) This amount does not include interest income in fiscal 1994 of $430,000 from investments disposed of during the year.

(k) This amount does not include overage income in fiscal 1994 of $34,000 from an investment disposed of during the year.

PROPERTY CAPITAL TRUST
EXHIBIT A
July 31, 1994
(thousands of dollars)




Land Leasebacks Held in Investment Partnerships

                                                                                          Third Party Senior
                                                                                          Indebtedness
                                                            Rentable         Date of       Balance      Interest Rate/
Type and Name of Property                   Location         Space          Investment    at 7/31/94     Maturity
-----------------------------------------------------------------------------------------------------------------------

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

                                                                                           $49,190
                                                                                          ========


(continued)

                                  Investment Partnership's
Investment                 Rent and     Rental      Overage        %
Partnership's              Overage      Income      Income       Owned
Investment      Base       Receivable    Y/E          Y/E        by the
at 7/31/94    Land Rent    at 7/31/94  7/31/94      7/31/94      Trust
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
   ======                  ===========  ======     ========

PROPERTY CAPITAL TRUST
EXHIBIT A (continued)
July 31, 1994
(thousands of dollars)



Owned Properties Held in Investment Partnerships




                                                                                     Rentable
Type and Name of Property                          Location                            Space
--------------------------------------------------------------------------------------------------------------------
Office Buildings
Financial Plaza                                    Overland Park, KS                     303,400 sq.ft.         (g)
College Hills 8                                    Overland Park, KS                      50,900 sq.ft.         (g)
College Hills 3                                    Overland Park, KS                      37,700 sq.ft.         (g)
                                                                                          -------------
                                                                                         392,000 sq.ft.
                                                                                         ==============



Shopping Centers
Plaza West Retail Center                           Overland Park, KS                      98,400 sq.ft.         (g)
                                                                                          =============

Apartments
Telegraph Hill                                     Houston, TX                             1,180 units          (h)
St. Charles                                        Houston, TX                               780 units          (h)
Chimney Rock                                       Houston, TX                               714 units          (h)
Boardwalk                                          Houston, TX                               174 units          (h)
Braes Hill                                         Houston, TX                               152 units          (h)
                                                                                           -----------
                                                                                           3,000 units
                                                                                           -----------

(continued)





                                                            Investment
                      Third Party Senior               Partnership's Investment      Costs
                         Indebtedness                  at Date of Acquisition      Capitalized
   Date of          Balance     Interest Rate/                   Buildings and     Subsequent
 Acquisition (f)  at 7/31/94       Maturity            Land       Improvements     to Acquistion
-------------------------------------------------------------------------------------------------

       May-89                -               -           $4,933         $25,446          $7,003
       May-89                -               -              448           3,306           1,352
       May-89                -               -              807           1,310             550
                           -------      ----------       ------         -------          ------
                              -               -            6,188          30,062           8,905
                           -------      ----------       -------        --------         -------




       May-89                -               -            3,409           9,153           4,144
                           -------      -----------      ------         -------          ------


       Mar-94              $13,295             (i)        1,600          14,881             (10)
       Mar-94                9,266             (i)        1,510          12,107               9
       Mar-94                   -               -         1,030           9,191              20
       Mar-94                3,343      9.00%/1998          510           4,192              10
       Mar-94                    -               -          250           1,785               4
                           -------                        -----          -------           -----
                            25,904                        4,900          42,156              33
                           -------                        ------         -------          ------
                           $25,904                      $14,497         $81,371         $13,082
                            =======                      ======         =======          ======


(continued)



                                                                     Investment
                 Gross Amount of                                    Partnership's       Investment Partnership's
 Investment Partnership's Investment                                     Net             Rent           Rental
                   Buildings and                   Accumulated       Investment       Receivable        Income
      Land         Improvements        Total       Depreciation      at 7/31/94       at 7/31/94      Y/E 7/31/94
--------------------------------------------------------------------------------------------------------------------

         $5,500      $31,882         $37,382           $5,828         $31,554              $76          $5,170
            500        4,606           5,106            1,034           4,072                3             661
            900        1,767           2,667              329           2,338               26             580
         ------      -------         -------           ------         -------             ----         -------
          6,900       38,255          45,155            7,191          37,964              105           6,411
         ------      -------         -------           ------         -------             ----         -------




          4,109       12,597          16,706            2,190          14,516               62           1,501
         ------      -------         -------           ------         -------             -----        -------


          1,600       14,871          16,471              180          16,291               15           1,058
          1,510       12,116          13,626              147          13,479                4             710
          1,030        9,211          10,241              112          10,129                0             854
            510        4,202           4,712               51           4,661                0             270
            250        1,789           2,039               21           2,018                0             164
          -----      -------         --------           ------        -------              ----         -------
          4,900       42,189          47,089              511          46,578               19           3,056
          ------      -------         -------           ------         -------             -----        -------
        $15,909      $93,041        $108,950 (j        $9,892         $99,058             $186         $10,968
         ======      =======         =======           ======         =======             =====        =======



(continued)






  Expenses                             %
  Other than     Depreciation        Owned
  Depreciation      Expense         by the
  Y/E 7/31/94     Y/E 7/31/94        Trust
--------------------------------------------
   [C]             [C]              [C]

    $2,369          $1,411           53.3%
       343             237           53.3%
       265              72           53.3%
    -------         ------
      2,977           1,720
    ========        =======




       737             556           53.3%
    -------         -------


       575             179           45.5%
       465             145           45.5%
       556             111           45.5%
       135              53           45.5%
        93              23           45.5%
    -------         --------
     1,824             511
     -------         -------
    $5,538          $2,787
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

(e) Changes in land leasebacks held in Investment Partnerships are summarized below (thousands of dollars).

                                                    Years Ended July 31,
                                               --------------------------------
                                                1994         1993       1992
         ----------------------------------------------------------------------

         Balance at beginning of year          $13,984     $13,984     $13,984
         Converted to Owned Properties
           held in Investment Partnerships      (4,900)        -           -
                                               -------      ------      ------
         Balance at end of year                $ 9,084     $13,984     $13,984
                                               =======     =======     =======

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


                                   Principal     Interest
                                   Balance       Rate        Maturity
         -------------------------------------------------------------

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
                                    ---------

                                  $13,295,000
                                  ===========

PROPERTY CAPITAL TRUST
NOTES TO EXHIBIT A (continued)


(i) (continued)

                                   Principal     Interest
                                   Balance       Rate        Maturity
         -------------------------------------------------------------

         St. Charles A            $ 3,053,000       8.25%      1997 *
         St. Charles B              3,035,000       7.50%      1998
         St. Charles C              3,178,000       8.50%      1998
                                  -----------
                                  $ 9,266,000
                                  ===========


         * The  loans  originally   matured   in  1994.   The  lender  and  the
           Partnership have agreed to an extension on terms described above. The documentation for the extension is currently in negotiation.

(j) Changes in Owned Properties held in Investment Partnerships are summarized below (thousands of dollars).

                                                 Years Ended July 31,
                                            -------------------------------
                                              1994       1993      1992
         ------------------------------------------------------------------

         Balance at beginning of year       $59,148     $57,322     $56,611
         Acquisitions and additions          27,802       1,826         711
         Converted from mortgage loans
           held in Investment Partnerships   17,100          -           -
         Converted from land leasebacks
           held in Investment Partnerships    4,900          -           -
                                           --------     -------     -------
         Balance at end of year            $108,950     $59,148     $57,322
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

(i) Changes in mortgage loans held in Investment Partnerships are summarized below (thousands of dollars).

                                                     Years Ended July 31,
                                               --------------------------------
                                                 1994         1993      1992
         ----------------------------------------------------------------------
         Balance at beginning of year          $51,952      $52,018    $51,106
         New mortgage loans                       -            -         1,077
         Repayments                                (74)         (66)      (165)
         Converted to Owned Properties
           held directly by the Trust          (17,100)         -          -
                                              --------      --------   --------
         Balance at end of year                $34,778      $51,952    $52,018
                                              ========      ========   ========

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
                                                 ===========     ===========


                          See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  OPERATIONS



                                                                         For the Years Ended December 31,
                                                             -------------------------------------------------------
                                                               1993                  1992                  1991
--------------------------------------------------------------------------------------------------------------------
Revenues
Rental income                                                 $7,477,067            $7,138,460            $6,667,146
Short-term interest income                                        19,008                15,427                33,384
                                                              ----------            ----------            ----------

                                                               7,496,075             7,153,887             6,700,530
                                                              ----------            ----------            ----------
Property  Expenses
Depreciation                                                   2,239,698             2,024,940             1,805,310
Real estate taxes                                              1,310,222             1,279,834             1,253,109
Utilities                                                        973,469               978,747               830,509
Repairs and maintenance                                          408,216               440,859               374,013
Management                                                       334,535               303,740               257,774
Cleaning                                                         280,337               279,040               236,727
Roads & grounds                                                  158,938               116,176                98,475
Other                                                            131,598                20,759                18,309
Security                                                          62,483                93,799                79,553
Insurance                                                         44,468                41,983                35,528
                                                              ----------             ---------            ----------

                                                               5,943,964             5,579,877             4,989,307
                                                              ----------             ---------            ----------

Partnership  Expenses
Advisory fee                                                      99,488               167,278               132,629
Administrative expense                                            53,801                59,827                75,169
                                                              ----------             ---------            ----------

                                                                 153,289               227,105               207,798
                                                              ----------             ---------            ----------

Net  Income                                                   $1,398,822            $1,346,905            $1,503,425
                                                              ==========            ==========            ==========





                      See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  CASH  FLOWS




                                                                    For the Years Ended December 31,
                                                              ------------------------------------------------
                                                                1993              1992              1991
--------------------------------------------------------------------------------------------------------------
Cash  Flow  From  Operating  Activities
Net income                                                     $1,398,822        $1,346,905        $1,503,425
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                                2,239,698         2,024,940         1,805,310
    Changes in assets and liabilities
     Decrease in rent receivable, net                             138,669           164,683           180,335
     Decrease (increase) in prepaid insurance                      (4,009)           (1,367)            3,459
     Decrease (increase) in other assets                           15,430           (15,059)           (5,223)
     (Decrease) increase in real estate taxes payable              (6,427)           17,683           (44,244)
     (Decrease) increase in accounts payable and accrued         (135,724)           94,444           (74,674)
       expenses
     Increase (decrease) in prepaid rent                           13,975           (42,686)          120,005
     (Decrease) increase in security deposits                     (15,088)            7,942           (29,623)
                                                               -----------        ----------       -----------

Net Cash Provided by Operating Activities                       3,645,346         3,597,485         3,458,770
                                                               -----------       ----------        -----------

Cash  Flow  From  Investing  Activities

Capital expenditures                                           (2,267,410)       (1,254,704)       (1,060,405)
                                                               -----------       -----------       -----------

Net Cash Used in Investing Activities                          (2,267,410)       (1,254,704)       (1,060,405)
                                                               -----------       -----------       -----------

Cash  Flow  From  Financing  Activities

Distributions to partners                                      (1,228,133)       (2,554,886)       (2,731,000)
Partners' capital contributions                                    -                 -                500,000
                                                               -----------       -----------       -----------

Net Cash Used in Financing Activities                          (1,228,133)       (2,554,886)       (2,231,000)
                                                               -----------       -----------       ------------


Net  Increase  (Decrease)  In  Cash  and
  Cash  Equivalents                                               149,803          (212,105)          167,365

Cash  And  Cash  Equivalents
  At  Beginning  Of  Year                                         454,904           667,009           499,644
                                                                ---------        ----------        -----------

Cash  And  Cash  Equivalents  At
  End  Of  Year                                                  $604,707          $454,904          $667,009
                                                               ==========        ==========        ==========





                       See accompanying notes

PROPERTY  CAPITAL  MIDWEST  ASSOCIATES,  L.P.
STATEMENT  OF  CHANGES  IN  PARTNERS'  EQUITY




                                                                Beginning        Partners'                     Operating
                                            Ownership           Partners'         Capital            Net        Income
                                           Percentage            Equity         Contributed        Income     Distribution
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
                                          ===========      ===========         ========       ==========      ============



(continued)


   Transfer of        Ending
    Ownership        Partners'
     Interest          Equity
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

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at the lower of cost, net of accumulated depreciation or net realizable value.

In determining net realizable value the Partnership considers many factors, such as income to be earned from the investment, the cost to hold the property to the hypothetical time of sale, the selling price a property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions. To the extent net realizable value is less than the carrying value an allowance for possible investment losses would be established. No such allowance is necessary at this time. Depreciation has been calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements are depreciated over 25 to 39 years. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related leases. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE 2.  REAL ESTATE INVESTMENTS

As of December 31, 1993, 1992 and 1991 the Partnership's investments in the four properties, which are all located in Overland Park, Kansas, were as follows:

                             Investment    Investment     Investment   Net Rentable
Property                      12/31/93      12/31/92       12/31/91    Square Feet
-------------------------  ------------  -------------  -----------    ------------
Financial Plaza            $37,192,596   $36,146,570    $35,181,592    303,400
Plaza West Retail Center    15,765,157    14,844,392     14,781,055     96,000
College Hills 8              5,055,503     4,762,387      4,586,196     50,850
College Hills 3              2,586,262     2,578,759      2,528,561     37,650
                            ----------    ----------     ----------     ------
                            60,599,518    58,332,108     57,077,404
                            ----------    ----------     ----------

Accumulated Depreciation    (8,040,635)   (5,800,937)    (3,775,998)
                           -----------   -----------    -----------
                           $52,558,883   $52,531,171    $53,301,406    487,900
                           ===========   ===========    ===========    =======

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

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
NOTES TO FINANCIAL STATEMENTS



NOTE 5.  LEASES

Expected future minimum rents to be received from tenants under non-cancelable operating leases in effect at December 31, 1993 are as follows:


Years ending December 31,
----------------------------------------------------------------
                                1994               $6,250,625
                                1995                5,055,250
                                1996                3,668,235
                                1997                2,487,376
                                1998                1,420,363
                                Thereafter          2,438,974
                                                  -----------

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
Type and Name                                  Rentable         Date of                Buildings and       Subsequent
of Property             Location                 Space        Acquisition(a)    Land    Improvements    to Acquistion
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
                                                                              ======    =======                =======

(continued)


           Gross Amount of                                                                       Expenses
 Investment Partnerships' Investment                    Net          Rent      Rental           Other Than      Depreciation
           Buildings and              Accumulated   Investment    Receivable   Income          Depreciation      Expense
    Land    Improvement  Total        Depreciation  at 12/31/93   at 12/31/93  Y/E 12/31/93    Y/E 12/31/93    Y/E 12/31/93
----------------------------------------------------------------------------------------------------------------------------

   $5,500     $31,693   $37,193           $4,993      $32,200       $253        $5,082           $2,342            $1,395
      900       1,686     2,586              293        2,293          2           556              272                68
      500       4,555     5,056              896        4,160         17           656              352               227
   -------    -------   -------          -------      -------       ----       -------           -------           ------

    6,900      37,934    44,835            6,182       38,653        272         6,294            2,966             1,690
   -------    -------   -------          -------      -------       ----       -------           -------           ------



    3,988      11,777    15,765            1,859       13,906        111         1,183              738               550
   -------     ------   -------         --------     --------      ------     --------          -------             -----

  $10,888     $49,711   $60,600 (b)        $8,041      $52,559       $383        $7,477           $3,704            $2,240
  =======     =======   ========        =========    =========     ======     =========         ========            ======




(a) The Partnership acquired the equity interests in these properties from its lessees and, accordingly, the date of the acquistion reflects the date on which the Partnership converted its land leaseback/mortgage loan investments to Owned Properties.

(b)   Changes in Owned Properties are summarized below (thousands of dollars).

                                         Years Ended December 31,
                              -----------------------------------------------
                                  1993            1992            1991
-----------------------------------------------------------------------------

Balance at beginning of year    $58,332         $57,077         $56,017
Acquisitions and additions        2,268           1,255           1,060

Balance at end of year          $60,600         $58,332         $57,077