Form 10-Q/A
period 1994-10-31
PROPERTY CAPITAL TRUST
filed 1995-11-13
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 1
(MARK ONE)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994

                                      OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          to


                        COMMISSION FILE NUMBER:  1-7003


                           PROPERTY CAPITAL TRUST
            (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                               04-2452367
(State or other jurisdiction of              (IRS Employer Identification
incorporation or organization)                         Number)



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

                            PROPERTY CAPITAL TRUST


                                     INDEX


                                                                       Page
PART I.  FINANCIAL INFORMATION                                        Number

   Consolidated Balance Sheet - October 31, 1994
     and July 31, 1994 (unaudited)                                       2

   Consolidated Statement of Income -
     Three Months Ended October 31, 1994 and 1993 (unaudited)            3

   Consolidated Statement of Cash Flows -
     Three Months Ended October 31, 1994 and 1993 (unaudited)            4

   Consolidated Statement of Shareholders' Equity -
     Three Months Ended October 31, 1994 and 1993 (unaudited)            5

   Notes to Consolidated Financial Statements (unaudited)                6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7-9

PART II.  OTHER INFORMATION

   Item 2.  Legal Proceedings                                            9

   Item 4.  Submission of Matters to a Vote of Security Holders      10-11

PART I. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                         OCTOBER 31,                JULY 31,
                                                            1994                      1994
------------------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $11,383,000
    and $10,362,000, respectively)                      $107,414,000            $105,295,000
  Structured Transactions held directly by the Trust      32,579,000              32,581,000
  Investment Partnerships                                 51,903,000              51,998,000
                                                        ------------            ------------

                                                         191,896,000             189,874,000

  Allowance for possible investment losses               (17,413,000)            (17,413,000)
                                                         -----------             -----------

                                                         174,483,000             172,461,000

Cash                                                         994,000                 720,000


Interest and rents receivable
  Owned Properties held directly by the Trust              1,646,000               1,852,000
  Structured Transactions held directly by the Trust         252,000                 259,000
Other assets                                               1,746,000               1,541,000
                                                        ------------            ------------
                                                        $179,121,000            $176,833,000
                                                        ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $   1,688,000           $   2,940,000
  Accrued interest                                         1,777,000                 711,000
  Bank note payable                                        7,700,000               5,000,000
  Mortgage notes payable                                  42,989,000              43,110,000
  9 3/4% Convertible Subordinated Debentures               2,546,000               2,546,000
  10% Convertible Subordinated Debentures                 30,823,000              30,823,000
                                                       -------------           -------------
                                                          87,523,000              85,130,000
                                                       -------------           -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,030,585 issued and outstanding)        106,060,000             106,060,000
  Accumulated deficit                                    (14,462,000)            (14,357,000)
                                                       -------------           -------------

Total Shareholders' Equity                                91,598,000              91,703,000
                                                       -------------           -------------

                                                        $179,121,000            $176,833,000
                                                       =============           ==============

                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         OCTOBER 31,
                                                              ------------------------------------

                                                                 1994                     1993
--------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust         $4,498,000              $2,747,000
Structured Transactions held directly by the Trust
  Base income                                                     663,000               1,020,000
  Overage income                                                  428,000                 556,000
Income from unconsolidated Investment Partnerships                280,000                 456,000
                                                                ---------               ---------

                                                                5,869,000               4,779,000

Advisory fee income                                                82,000                  80,000
                                                                ---------               ---------

                                                                5,951,000               4,859,000
                                                                ---------               ---------

EXPENSES
Expenses on Owned Properties held directly by the Trust         1,742,000               1,400,000
Interest                                                        1,871,000               1,567,000
Depreciation                                                    1,021,000                 740,000
General and administrative expenses                               513,000                 464,000
Professional fees                                                  51,000                 172,000
Trustees' fees and expenses                                        45,000                  37,000
                                                                ---------               ---------

                                                                5,243,000               4,380,000
                                                                ---------              ----------

NET INCOME                                                     $  708,000              $  479,000
                                                               ==========              ==========

NET INCOME PER SHARE                                                $0.08                   $0.05
                                                                    =====                   =====

AVERAGE SHARES OUTSTANDING                                      9,031,000               9,029,000
                                                                =========               =========





                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         OCTOBER 31,
                                                           ------------------------------------
                                                               1994                   1993
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income                                                 $  708,000              $  479,000
Adjustments to Net Income
  Depreciation and amortization                             1,069,000                 752,000
  Income from unconsolidated Investment Partnerships         (280,000)               (456,000)
  Distributions of income from Investment Partnerships        375,000                 377,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                 213,000                  89,000
    Increase in other assets, net                            (253,000)               (590,000)
    (Decrease) increase in accounts payable, accrued
      expenses and accrued interest                          (186,000)                399,000
                                                            ---------                --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,646,000               1,050,000
                                                            ---------               ---------

INVESTING ACTIVITIES

Owned Properties held directly by the Trust
  Additions                                                (3,140,000)             (2,833,000)
Structured Transactions held directly by the Trust
  Repayments                                                    2,000                   3,000
Investment Partnerships
  Distributions in excess of income                                -                  152,000
                                                           ----------              ----------

NET CASH USED IN INVESTING ACTIVITIES                      (3,138,000)             (2,678,000)
                                                           ----------              ----------

FINANCING ACTIVITIES


Proceeds from bank note payable, net                        2,700,000               2,490,000
Cash dividends paid                                          (813,000)               (632,000)
Scheduled amortization of mortgage notes payable             (121,000)               (113,000)
                                                            ---------               ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,766,000               1,745,000
                                                            ---------               ---------

NET INCREASE IN CASH                                          274,000                 117,000

CASH AT BEGINNING OF PERIOD                                   720,000                 324,000
                                                           ----------              ----------

CASH AT END OF PERIOD                                      $  994,000              $  441,000
                                                           ==========              ==========


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          OCTOBER 31,
                                              --------------------------------
                                                   1994              1993
------------------------------------------------------------------------------


COMMON SHARES

Balance at beginning and end of period         $106,060,000       $106,052,000
                                               ------------       ------------
ACCUMULATED DEFICIT

Balance at beginning of period                  (14,357,000)       (15,918,000)
Net income                                          708,000            479,000
Cash dividends paid                                (813,000)          (632,000)
                                               ------------       ------------

Balance at end of period                        (14,462,000)       (16,071,000)
                                               ------------       ------------

TOTAL SHAREHOLDERS' EQUITY                     $ 91,598,000       $ 89,981,000
                                               ============       ============


NUMBER OF COMMON SHARES

Common Shares issued and outstanding
  at beginning and end of period                  9,030,585          9,028,585
                                               ============      =============






                                 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of October 31, 1994 and the results of its operations and its cash flows for the three months ended October 31, 1994 and 1993.

Operating results for the quarter ended October 31, 1994 are not necessarily indicative of the results that may be expected for the year ended July 31, 1995. The information contained in these financial statements should be read in conjunction with the Trust's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 1994.

2.  INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships, or participation agreement, in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change did not affect the Trust's net income (loss) or shareholders' equity, prior period financial statements have been restated to reflect the change as if it had occurred at the beginning of the period. The change in accounting is to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

                                    Three Months Ended
                                       October 31,
                            ---------------------------------
                                1994               1993
                            ---------------------------------
REVENUES
Rents from Owned Properties $5,055,000           $1,811,000
Structured Transactions
  Base income                  672,000            1,041,000
  Overage income               108,000                -
Other income                    17,000                6,000
                             ---------            ---------

                             5,852,000            2,858,000
                             ---------            ---------
EXPENSES
Owned Properties expenses    3,486,000            1,001,000
Depreciation                 1,006,000              560,000
Interest                       321,000                -
Other                          371,000              101,000
                             ---------            ---------

                             5,184,000            1,662,000
                             ---------            ---------

NET INCOME                  $  668,000           $1,196,000
                            ==========           ==========

NET INCOME
Trust's share of
  combined net income       $  280,000           $  456,000
Limited partners' share of
  combined net income          388,000              740,000
                            ----------           ----------
                            $  668,000           $1,196,000
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

Management believes that with its cash provided by operating activities retained after dividend distributions, borrowings under the existing bank line and additional borrowings under the Loehmann's Fashion Island mortgage for which it believes it will qualify, it will be able to meet its fiscal 1995 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $4,000,000 during the remainder of fiscal 1995. Further, the Trust believes that it will be able to fund anticipated long-term liquidity requirements with cash provided by operating activities retained after dividends, existing credit facilities and sales proceeds for the foreseeable future.

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


                                           THREE MONTHS ENDED OCTOBER 31,
                                        ------------------------------------
                                              1994                  1993
----------------------------------------------------------------------------

   Net Income                             $  708,000            $  479,000

   Depreciation on Owned Properties
     held directly by the Trust            1,021,000               740,000

   Trust's share of depreciation
     on unconsolidated Investment
     Partnerships                            505,000               298,000
                                          ----------            ----------

                                          $2,234,000            $1,517,000
                                          ==========            ==========

REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY FOR THE QUARTER

APARTMENTS

The Trust, as general partner of PCA Canyon View Associates, an Investment Partnership in which the Trust has invested approximately $3,400,000, continues to negotiate with its lessee and the first mortgagee on Phase I of this two-phase apartment project regarding a restructuring of the investments. The first mortgagee had scheduled a foreclosure of Phase I for December 5, 1994. In order to protect its investments, on December 2, 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Investment Partnership has not been paid by its sublessee/mortgagor since June 1994. Although it is not possible to predict the outcome of these proceedings or the negotiations, management has had the properties appraised and believes that adequate provision has been made in the Trust's loss allowance for any loss that may be sustained on these investments. (See "Item 2, Legal Proceedings.")

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

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 35% for the three months ended October 31, 1994 as compared to the same period in the prior year, primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust, the prepayment of the loan and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March 1994) and the prepayment of the Rapids Mall's loan (June
1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

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







                                         PROPERTY CAPITAL TRUST
                                               REGISTRANT

                                         /S/ ROBERT M. MELZER
                                         ----------------------------------
November 13, 1995                        Robert M. Melzer
--------------------                     President and Chief Executive Officer
      Date