Form 10-Q/A
period 1995-01-31
PROPERTY CAPITAL TRUST
filed 1995-11-13
CIK 80718

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

                                  Page 2
PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                           JANUARY 31,                JULY 31,
                                                              1995                      1994
--------------------------------------------------------------------------------------------------

ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $12,214,000
    and $10,362,000 in 1995 and 1994, respectively)       $ 96,073,000              $105,295,000
  Structured Transactions held directly by the Trust        32,576,000                32,581,000
  Investment Partnerships                                   51,911,000                51,998,000
                                                          ------------             -------------
                                                           180,560,000               189,874,000

  Allowance for possible investment losses                 (17,413,000)              (17,413,000)
                                                          ------------             -------------

                                                           163,147,000               172,461,000

Cash and cash equivalents                                    4,075,000                   720,000


Interest and rents receivable
  Owned Properties held directly by the Trust                1,779,000                 1,852,000
  Structured Transactions held directly by the Trust           110,000                   259,000
Other assets                                                 1,743,000                 1,541,000
                                                           -----------               -----------

                                                          $170,854,000              $176,833,000
                                                          ============              ============

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Accounts payable and accrued expenses                  $   2,015,000             $   2,940,000
  Accrued interest                                             712,000                   711,000
  Bank note payable                                                  -                 5,000,000
  Mortgage notes payable                                    40,385,000                43,110,000
  9 3/4% Convertible Subordinated Debentures                 2,546,000                 2,546,000
  10% Convertible Subordinated Debentures                   30,823,000                30,823,000
                                                          ------------             -------------

                                                            76,481,000                85,130,000
                                                          ------------             -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,050,881 issued and outstanding at
    January 31, 1995 and 9,030,585 at July 31, 1994)       106,177,000               106,060,000
  Accumulated deficit                                      (11,804,000)              (14,357,000)
                                                          -------------             ------------

Total Shareholders' Equity                                  94,373,000                91,703,000
                                                          ------------              ------------

                                                          $170,854,000              $176,833,000
                                                          ============              ============


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JANUARY 31,                        JANUARY 31,
                                                        -----------------------------      ----------------------------
                                                             1995              1994          1995              1994
-----------------------------------------------------------------------------------------------------------------------
REVENUES

Rents from Owned Properties held directly by the Trust   $ 4,140,000       $ 2,861,000    $ 8,638,000      $ 5,608,000
Structured Transactions held directly by the Trust
  Base income                                                663,000           801,000      1,326,000        1,821,000
  Overage income                                             458,000           488,000        886,000        1,044,000
Income from unconsolidated Investment Partnerships           437,000           763,000        717,000        1,219,000
                                                         -----------       -----------    -----------      -----------

                                                           5,698,000         4,913,000     11,567,000        9,692,000

Advisory fee income                                           78,000            67,000        160,000          147,000
Interest income                                                2,000             1,000          2,000            1,000
                                                         -----------       -----------    -----------      -----------

                                                           5,778,000         4,981,000     11,729,000        9,840,000
                                                         -----------       -----------    -----------      -----------
EXPENSES
Expenses on Owned Properties held directly by the Trust    1,815,000         1,407,000      3,557,000        2,807,000
Interest                                                   1,869,000         1,568,000      3,740,000        3,135,000
Depreciation                                               1,086,000           824,000      2,107,000        1,564,000
General and administrative expenses                          518,000           575,000      1,031,000        1,039,000
Professional fees                                             74,000           116,000        125,000          288,000
Trustees' fees and expenses                                   43,000            45,000         88,000           82,000
                                                        ------------       -----------    -----------      -----------

                                                           5,405,000         4,535,000     10,648,000        8,915,000
                                                        ------------       -----------    -----------      -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS        373,000           446,000      1,081,000          925,000

GAIN ON SALE OF REAL ESTATE INVESTMENTS                    3,099,000           100,000      3,099,000          100,000
                                                        ------------       -----------    -----------      -----------

NET INCOME                                               $ 3,472,000         $ 546,000    $ 4,180,000      $ 1,025,000
                                                        ============       ===========    ===========      ===========

NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS          $0.04             $0.05          $0.12            $0.10

GAIN ON SALE OF REAL ESTATE INVESTMENTS                         0.34              0.01           0.34             0.01
                                                                ----              ----           ----             ----

NET INCOME PER SHARE                                           $0.38             $0.06          $0.46            $0.11
                                                               =====             =====          =====            =====

AVERAGE SHARES OUTSTANDING                                 9,043,000         9,031,000      9,037,000        9,031,000
                                                           =========         =========      =========        =========



                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                          ----------------------------------------------
                                                                 1995                    1994
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Income                                                     $4,180,000              $1,025,000
Adjustments to Net Income
  Gain on sale of real estate investments                      (3,099,000)               (100,000)
  Depreciation and amortization                                 2,203,000               1,599,000
  Income from unconsolidated Investment Partnerships             (717,000)             (1,219,000)
  Distributions of income from Investment Partnerships            804,000                 911,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                     222,000                 194,000
    Increase in other assets, net                                (298,000)               (239,000)
    Decrease in accounts payable, accrued expenses
      and accrued interest                                       (807,000)                (73,000)
                                                               -----------               ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,488,000               2,098,000
                                                               ----------               ---------

INVESTING ACTIVITIES

Owned Properties held directly by the Trust
  Additions                                                    (5,096,000)             (6,149,000)
  Disposition                                                  15,310,000                    -
Structured Transactions held directly by the Trust
  Dispositions/repayments                                           5,000               1,580,000
Investment Partnerships
  Distributions in excess of income                                  -                      9,000
                                                              -----------               ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            10,219,000              (4,560,000)
                                                              -----------               ----------

FINANCING ACTIVITIES

(Repayment of) proceeds from bank note payable, net            (5,000,000)              4,070,000
Cash dividends paid                                            (1,627,000)             (1,264,000)
Prepayment of mortgage notes payable, net                      (2,440,000)                    -
Scheduled amortization of mortgage notes payable                 (285,000)               (228,000)
Proceeds from exercise of stock options                              -                      8,000
                                                              -----------               ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (9,352,000)              2,586,000
                                                              -----------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       3,355,000                 124,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  720,000                 324,000
                                                               ----------              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $4,075,000              $  448,000
                                                               ==========              ==========

                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                  SIX MONTHS ENDED
                                                     JANUARY 31,
                                      -----------------------------------------
                                              1995                   1994
-------------------------------------------------------------------------------

COMMON SHARES

Balance at beginning of period           $106,060,000            $106,052,000
Shares issued pursuant to Trustee
  Deferred Stock Plan                         117,000                    -
Stock options exercised                          -                      8,000
                                         ------------            ------------

Balance at end of period                  106,177,000             106,060,000
                                         ------------            ------------

ACCUMULATED DEFICIT

Balance at beginning of period            (14,357,000)            (15,918,000)
Net income                                  4,180,000               1,025,000
Cash dividends paid                        (1,627,000)             (1,264,000)
                                          -----------              ----------

Balance at end of period                  (11,804,000)            (16,157,000)
                                          -----------              ----------

TOTAL SHAREHOLDERS' EQUITY               $ 94,373,000            $ 89,903,000
                                         ============            ============

NUMBER OF COMMON SHARES

Common Shares issued and outstanding
  at beginning of period                    9,030,585               9,028,585
Shares issued pursuant to Trustee
  Deferred Stock Plan                          20,296                    -
Stock options exercised                          -                      2,000
                                            ---------               ---------
Common Shares issued and outstanding
  at end of period                          9,050,881               9,030,585
                                            =========               =========




                                 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of January 31, 1995 and the results of its operations and its cash flows for the periods ended January 31, 1995 and 1994.

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

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:


                               Three Months Ended            Six Months Ended
                                  January 31,                   January 31,
                            -------------------------    --------------------------
                              1995           1994          1995           1994
-----------------------------------------------------------------------------------
REVENUES
Rents from Owned
   Properties               $5,245,000    $1,984,000     $10,300,000     $3,795,000
Structured Transactions
  Base income                  672,000     1,292,000       1,344,000      2,333,000
  Overage income               173,000       174,000         281,000        174,000
Other income                    14,000         5,000          31,000         11,000
                             ---------     ---------      ----------     ----------

                             6,104,000     3,455,000      11,956,000      6,313,000
                             ---------     ---------      ----------     ----------

EXPENSES
Owned Properties expenses    3,234,000       868,000       6,720,000      1,869,000
Depreciation                 1,037,000       567,000       2,043,000      1,127,000
Interest                       485,000          -            806,000           -
Other                          364,000       124,000         735,000        225,000
                             ---------     ---------      ----------      ---------

                             5,120,000     1,559,000      10,304,000      3,221,000
                             ---------     ---------      ----------      ---------

NET INCOME                  $  984,000    $1,896,000     $ 1,652,000     $3,092,000
                            ==========    ==========     ===========     ==========

NET INCOME
Trust's share of
  combined net income       $  437,000    $  763,000     $   717,000     $1,219,000
Limited partners' share of
  combined net income          547,000     1,133,000         935,000      1,873,000
                            ----------    ----------     -----------     ----------

                            $  984,000    $1,896,000     $ 1,652,000     $3,092,000
                            ==========    ==========     ===========     ==========


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



ITEM 1. FINANCIAL CONDITION (continued)


                                          Three Months Ended             Six Months Ended
                                              January 31,                   January 31,
                                         -----------------------     -----------------------
                                           1995         1994            1995         1994
--------------------------------------------------------------------------------------------
Net Income before Gain on Sale of
  Real Estate Investments                $  373,000  $  446,000      $1,081,000   $  925,000

Depreciation on Owned Properties
  held directly by the Trust              1,086,000     824,000       2,107,000    1,564,000

Trust's share of depreciation
  on unconsolidated Investment
  Partnerships                              522,000     302,000       1,027,000      600,000
                                         ----------  ----------      ----------   ----------
                                         $1,981,000  $1,572,000      $4,215,000   $3,089,000
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

Subsequent to the end of the second quarter, PCA Southwest Associates Limited Partnership, an Investment Partnership that owned 3,000 apartment units in Houston, Texas, completed the sale of Braes Hill, a 152-unit complex. The property was sold at a gain, of which the Trust's share is approximately $100,000. Additionally, the Investment Partnership which also owns Telegraph Hill, Phase B, a 259-unit complex, ceased making payments to the first mortgagee and is attempting to restructure the terms of the mortgage, of which $2,487,000 is outstanding. The amount of the unpaid debt service through January 31, 1995 is $57,730.

OFFICE BUILDINGS

During the quarter, the Trust completed the sale of 6110 Executive Boulevard located in Rockville, Maryland, for $16,380,000 resulting in a gain to the Trust of approximately $3,099,000 after all closing costs. The Trust took title to this property in February 1994 after writing down its investment by a total of $6,000,000 in fiscal 1992 and 1994.

HOTELS

The lessee/mortgagor of the Grosvenor Airport Inn, a $4,000,000 Structured Investment in a 206 room hotel in South San Francisco, California, has been granted an option to purchase the Trust's Structured Investment for $2,500,000. There can be no assurance, at this time, that the lessee/mortgagor of the Grosvenor Airport Inn will exercise its option. The Trust had previously restructured this transaction to provide for a reduced annual return of $160,000. The anticipated loss has been provided for in the Trust's allowance for possible investment losses.

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

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 17% and 27% for the three and six months ended January 31, 1995 as compared to the same periods in the prior year, primarily due to the conversion of 6110 Executive Boulevard to an Owned Property held directly by the Trust, the prepayment of the loan and sale of the land underlying Brown County Inn (January 1994), the sale of the land underlying Village Oaks apartments (March 1994) and the disposition of the Rapids Mall's loan (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

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







                                         PROPERTY CAPITAL TRUST
                                               REGISTRANT

                                         /S/ ROBERT M. MELZER
                                         ----------------------------------
November 13, 1995                        Robert M. Melzer
------------------                       President and Chief Executive Officer
      Date