Form 10-Q
period 1995-10-31
PROPERTY CAPITAL TRUST
filed 1995-12-15
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

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

NUMBER  OF  SHARES  OF  COMMON  SHARES  OUTSTANDING AS  OF  OCTOBER  31,  1995:
9,053,881

                              PROPERTY CAPITAL TRUST




                                       INDEX


Page
    PART I.  FINANCIAL INFORMATION
Number

      Consolidated Balance Sheet - October 31, 1995
        and July 31, 1995 (unaudited)                                     2

      Consolidated Statement of Income -
        Three Months Ended October 31, 1995 and 1994 (unaudited)          3

      Consolidated Statement of Cash Flows -
        Three Months Ended October 31, 1995 and 1994 (unaudited)          4

      Consolidated Statement of Shareholders' Equity -
        Three Months Ended October 31, 1995 and 1994 (unaudited)          5

      Notes to Consolidated Financial Statements (unaudited)            6-7

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            8-11

    PART II.  OTHER INFORMATION

      Item 2.  Legal Proceedings                                         12

      Item 4.  Submission of Matters to a vote of Security Holders       12

      Item 6.  Exhibits and Reports on Form 8-K                          12

       Page 2
 PART I.  FINANCIAL INFORMATION

 PROPERTY CAPITAL TRUST
 CONSOLIDATED BALANCE SHEET
 (Unaudited)

                                                         October 31,                       July 31,
                                                            1995                             1995
 Assets
 Real Estate Investments
   Owned Properties held directly by the Trust
     (net of accumulated depreciation of $11,440,000
     and $10,522,000, respectively)                    $ 83,305,000                     $ 83,985,000
   Structured Transactions held directly by the Trust    32,569,000                       32,571,000
   Investment Partnerships                               41,308,000                       48,299,000

                                                        157,182,000                      164,855,000

 Allowance for possible investment losses              (12,540,000)                     (14,077,000)

                                                        144,642,000                      150,778,000

 Asset Held for Sale directly by the Trust               10,319,000                       10,185,000

                                                        154,961,000                      160,963,000

 Cash and cash equivalents                               11,982,000                        5,209,000
 Interest and rents receivable
   Owned Properties held directly by the Trust            1,834,000                        1,958,000
   Structured Transactions held directly by the Trust       280,000                          221,000
 Other assets                                               556,000                        1,088,000

                                                       $169,613,000                     $169,439,000

 Liabilities and Shareholders' Equity
 Liabilities
   Accounts payable and accrued expenses                $ 3,489,000                      $ 3,207,000
   Accrued interest                                       1,459,000                          707,000
   Mortgage notes payable                                40,103,000                       40,145,000
   9 3/4% Convertible Subordinated Debentures             2,546,000                        2,546,000
   10% Convertible Subordinated Debentures               25,125,000                       29,125,000

                                                         72,722,000                       75,730,000

 Shareholders' Equity
   Common Shares (without par value, unlimited shares
     authorized, 9,053,881 issued and outstanding)      106,190,000                      106,190,000
   Accumulated deficit                                  (9,299,000)                     (12,481,000)

 Total Shareholders' Equity                              96,891,000                       93,709,000

                                                       $169,613,000                     $169,439,000


                                  See accompanying notes

         Page 3
 PROPERTY CAPITAL TRUST
 CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)

                                                                           Three Months Ended
                                                                              October 31,
                                                                  1995                       1994
 Revenues
 Rents from Owned Properties held directly by the Trust      $3,320,000                 $4,498,000
 Structured Transactions held directly by the Trust
   Base income                                                  695,000                    663,000
   Overage income                                               495,000                    428,000
 Income from unconsolidated Investment Partnerships           1,070,000                    280,000

                                                              5,580,000                  5,869,000

 Advisory fee income                                            159,000                     82,000
 Interest income                                                 89,000                        -

                                                              5,828,000                  5,951,000

 Expenses
 Expenses on Owned Properties held directly by the Trust      1,492,000                  1,742,000
 Interest                                                     1,529,000                  1,871,000
 Depreciation                                                   918,000                  1,021,000
 General and administrative expenses                            866,000                    513,000
 Professional fees                                              158,000                     51,000
 Trustees' fees and expenses                                     35,000                     45,000

                                                              4,998,000                  5,243,000

 Income before Gain on Sale of Real Estate Investments
   and Extraordinary Item                                       830,000                    708,000

 Gain on Sale of Real Estate Investments                      3,501,000                       -

 Income before Extraordinary Item                             4,331,000                    708,000

 Extraordinary Loss from Extinguishment of Debt                (63,000)                       -

 Net Income                                                  $4,268,000                  $ 708,000

 Net Income per Share
 Income before Gain on Sale of Real Estate Investments
   and Extraordinary Item                                         $0.09                      $0.08
 Gain on Sale of Real Estate Investments                           0.39                        -


 Income before Extraordinary Item                                  0.48                       0.08
 Extraordinary Loss from Extinguishment of Debt                   (0.01)                        -

 Net Income per Share                                             $0.47                      $0.08

 Average Shares Outstanding                                   9,054,000                  9,031,000

                                  See accompanying notes

         Page 4
 PROPERTY CAPITAL TRUST
 CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

                                                                     Three Months Ended
                                                                         October 31,
                                                                  1995                       1994

 Operating Activities

 Net Income                                                  $ 4,268,000                 $ 708,000
 Adjustments to Net Income
   Gain on sale of real estate investments                   (3,501,000)                     -
   Depreciation and amortization                               1,033,000                 1,069,000
   Income from unconsolidated Investment Partnerships        (1,070,000)                 (280,000)
   Distributions of income from Investment Partnerships        4,520,000                   375,000
   Changes in assets and liabilities
     Decrease in interest and rents receivable                    65,000                   213,000
     Decrease (increase) in other assets, net                    417,000                 (253,000)
     Increase (decrease) in accounts payable and
       accrued expenses and accrued interest                   1,034,000                 (186,000)

 Net Cash Provided by Operating Activities                     6,766,000                 1,646,000

 Investing Activities

 Owned Properties held directly by the Trust
   Additions                                                  (372,000)               (3,140,000)
 Structured Transactions held directly by the Trust
   Repayments                                                    2,000                      2,000
 Investment Partnerships
   Distributions in excess of income                          5,505,000                       -

 Net Cash Provided by (Used in) Investing Activities          5,135,000               (3,138,000)

 Financing Activities

 Redemption of 10% Convertible Subordinated Debentures      (4,000,000)                       -
 Proceeds from bank note payable, net                             -                    2,700,000
 Cash dividends paid                                        (1,086,000)                (813,000)
 Scheduled amortization of mortgage notes payable              (42,000)                (121,000)

 Net Cash (Used in) Provided by Financing Activities        (5,128,000)                1,766,000

 Net Increase in Cash and Cash Equivalents                    6,773,000                  274,000

 Cash and Cash Equivalents at Beginning of Period             5,209,000                  720,000

 Cash and Cash Equivalents at End of Period                 $11,982,000                 $994,000


                                  See accompanying notes

         Page 5
 PROPERTY CAPITAL TRUST
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Unaudited)


                                                                     Three Months Ended
                                                                         October 31,
                                                                  1995                  1994

 Common Shares

 Balance at beginning and end of period                     $106,190,000           $106,060,000

 Accumulated Deficit

 Balance at beginning of period                            (12,481,000)             (14,357,000)
 Net income                                                  4,268,000                  708,000
 Cash dividends paid                                        (1,086,000)                 813,000)
 Balance at end of period                                   (9,299,000)             (14,462,000)

 Total Shareholders' Equity                                $ 96,891,000             $ 91,598,000


 Number of Common Shares

 Common Shares issued and outstanding
   at beginning and end of period                           9,053,881                 9,030,585

                                  See accompanying notes

      Page 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of October 31, 1995 and the results of its operations and its cash flows for the periods ended October 31, 1995 and 1994.

Operating results for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1996. The information contained in these financial statements should be read in conjunction with the Trust's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 1995.

2.  INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships, or a participation agreement, in which the Trust is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships"). Based upon generally accepted accounting principles the Trust uses the equity method to account for its Investment Partnerships.

During the quarter ended October 31, 1995, three of the Trust's Investment Partnerships disposed of investments. PCA Southwest Associates Limited Partnership ("Southwest"), an Investment Partnership which owned 2,848 apartments in Houston, Texas, sold the Chimney Rock project (714 units) to an unrelated party resulting in a gain to the Trust of $1,000. The Trust has a 45.45% general partner interest in Southwest. PCA Crossroads Associates, Ltd. ("Crossroads"), an Investment Partnership which owned the land underlying the Crossroads Mall in Boulder, Colorado, sold its investment to its lessee resulting in a gain to the Trust of $3,500,000. The Trust has a 25.0% general partner interest in Crossroads. In August 1995, PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California, settled certain litigation. The Investment Partnership, of which the Trust owns a 23.8% general partner interest, received $300,000 from the first mortgagee of Phase I for permitting it to take title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this Investment Partnership by $1,537,000. This write-down was charged against the Trust's previously established allowance for possible investment losses.

         Page 7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

THREE MONTHS ENDED


                                                                     Three Months Ended
                                                                         October 31,
                                                                  1995                  1994
      REVENUES
      Rents from Owned Properties                  $ 5,984,000                 $ 5,055,000
      Structured Transactions
        Base income                                1,179,000                   672,000
        Overage income                             115,000                     108,000
      Other income                                 41,000                      17,000

                                                   7,319,000                   5,852,000

      EXPENSES
      Owned Properties expenses                    3,446,000                   3,486,000
      Depreciation                                 379,000                     1,006,000
      Interest                                     529,000                     321,000
      Other                                        392,000                     371,000

                                                   4,746,000                   5,184,000

      INCOME BEFORE GAIN ON SALE OF REAL
        ESTATE INVESTMENTS                         2,573,000                   668,000

      GAIN ON SALE OF REAL ESTATE INVESTMENTS      14,002,000                      -

      NET INCOME                                   $16,575,000                 $668,000

      INCOME BEFORE GAIN ON SALE OF REAL
        ESTATE INVESTMENTS
         Trust's share of income before gain
          on sale of real estate investments       $1,070,000                  $280,000
         Limited partners' share of income
          before gain on sale of real
           estate investments                      1,503,000                   388,000

      GAIN ON SALE OF REAL ESTATE INVESTMENTS
         Trust's share of gain on
          sale of real estate investments          3,501,000                        -
         Limited partners' share of
          gain on sale of real estate investments  10,501,000                       -

      NET INCOME                                   $16,575,000                  $ 668,000



3.  INDEBTEDNESS

During the quarter ended October 31, 1995, the Trust redeemed $4,000,000 principal amount of 10% Convertible Subordinated Debentures at their face amount.. The Trust recognized an extraordinary loss from the extinguishment of debt of $63,000 due to the write-off of the debentures issue costs.

      Page 8
ITEM  1.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF
             OPERATIONS

REVISED BUSINESS PLAN

For the past several years, the Trust's business plan had focused on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. This business plan was in large part a response to the impact of the recent recession on the real estate industry. During the time this plan was in effect, the Trust retained much of its portfolio. Following improvements in rental rates and occupancies throughout the portfolio attributable to improving economic conditions and considerable progress made by management in resolving problems affecting the portfolio, the Trustees reevaluated the business plan. The Trustees concluded that the best means to maximize shareholder values is to provide for an orderly disposition of the Trust's investments (the "revised business plan"). The Trustees also considered and rejected other strategies, such as a business combination or expanding the Trust, as being unlikely to be consummated or inappropriate given their belief that the Trust's stock price is not reflective of the value of the Trust's assets. The Trustees anticipate that the revised business plan will involve dispositions of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the new business plan and approved certain amendments to the Trust's Declaration of Trust necessary for the implementation of the plan.

To the extent the Trust receives net proceeds from sales of its properties, the Trust intends to utilize such net proceeds to retire debt and/or make distributions to shareholders. No assurances can be given as to the time required to carry out the plan (although the Trustees currently anticipate that the plan can be fully implemented within three to five years) or the prices at which the properties can be sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at October 31, 1995 was $67,774,000 as compared to $71,816,000 at July 31, 1995. The Trust's debt to equity ratio decreased to .70x at October 31, 1995 from .77x at July 31, 1995. The decrease in the Trust's debt was primarily due to the redemption of $4,000,000 aggregate principal amount of the Trust's 10% Convertible Subordinated Debentures on September 1, 1995 at their face amount. The improvement in the debt to equity ratio is due to the redemption of the 10% debentures and an increase in shareholders' equity as a result of a $3,500,000 gain on the sale of Crossroads Mall.

The Trust's bank note payable, which has no outstanding balance, is a revolving bank line that provided available credit of $10,000,000 at October 31, 1995, an amount which the Trust believes is adequate to meet its working capital requirements for the foreseeable future.

Subsequent to the end of the quarter, on December 1, 1995, the Trust redeemed another $8,000,000 of its 10% Convertible Subordinated Debentures from the proceeds of the sale of certain real estate investments. Additionally, the Trust has called for the redemption of another $3,000,000 of the 10% Convertible Subordinated Debentures on January 5, 1996 at their face amount.

Management believes that with cash provided by operating activities retained after dividends and the Trust's borrowing capacity under its existing bank line, the Trust will be able to meet its fiscal 1996 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust and a $300,000 funding requirement on a Structured Transaction held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $1,700,000 during the remainder of fiscal 1996. Further, the Trust believes that these same sources will be sufficient to fund its capital expenditure requirements and anticipated long-term liquidity requirements for the foreseeable future. As discussed above, the Trust intends to use the proceeds received from the sale of its real estate investments to retire debt and/or make distributions to shareholders.

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

      Page 9
ITEM  1.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
RESULTS OF
             OPERATIONS (continued)

                                                             Three Months Ended
                                                                  OCTOBER 31,
                                                      1995                   1994

      Income before Gain on Sale of
        Real Estate Investments and
        Extraordinary Item                         $830,000                $708,000

      Depreciation on Owned Properties
        held directly by the Trust                 918,000                 1,021,000

      Trust's share of depreciation
        on unconsolidated Investment
        Partnerships                               161,000                 505,000

      Non-recurring item                              -                    (404,000)(1)

                                                   $1,909,000              $1,830,000

      (1)Non-recurring income resulting from the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.


REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY FOR THE QUARTER

APARTMENTS

At July 31, 1995 the Trust had a $3,277,000 investment in PCA Canyon View Associates Limited Partnership, an Investment Partnership that held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. The Investment Partnership's Phase I investments were subordinate to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended to August 1, 1994 in anticipation of a proposed sale. Both phases are also subject to non-subordinated land leases held by a third party.

In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated a court proceeding for the appointment of a receiver for Phase I and commenced foreclosure proceedings. Shortly thereafter the Investment Partnership initiated a court proceeding for the appointment of a receiver for Phase II and commenced foreclosure proceedings on Phases I and II. The Investment Partnership was successful in having a receiver appointed for Phase II. In December 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Extensive negotiations then ensued with the Investment Partnership's lessee and the first mortgagee of Phase I. In August 1995, the litigation was settled. The Investment Partnership, of which the Trust owns a 23.8% interest, received $300,000 from the first mortgagee of Phase I for permitting it to take title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. The Trust's share of the loss resulting from these transactions was $1,537,000 which had been previously provided for in the Trust's allowance for possible investment losses. At this time management is evaluating potential strategies for Phase II, which is now wholly owned by the Investment Partnership.

In September 1995, PCA Southwest Associates Limited Partnership, an Investment Partnership in which the Trust owns a 45.45% general partner interest, sold the Chimney Rock apartments, a 714 unit complex, to an unrelated third party. In July 1995 the Trust reclassified this asset to assets held for sale, and wrote the property down by $54,000. A $1,000 gain was realized by the Trust on the sale. As previously reported,PCA Southwest Associates Limited Partnership was in default under the terms of the first mortgage on Telegraph Hill - Phase B, a 259 unit complex, due to nonpayment of principal and interest. Management was unable to restructure this $2,487,000 mortgage loan and therefore transferred title of this asset to the first mortgagee in December 1995. Additionally, subsequent to the end of the quarter, PCA Southwest Associates Limited Partnership prepaid in full the $2,925,000 first mortgage on St. Charles - Phase A, at a $154,000 discount.

            Page 10
ITEM  1.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION  AND
RESULTS OF
             OPERATIONS (continued)

Subsequent to the end of the quarter the Trust granted its lessee an option to repurchase the land underlying the Bluffs II apartments for $2,150,000. The option expires May 31, 1996. The Trust's investment in this Structured Transaction was $825,000 at October 31, 1995. For the year ended July 31, 1995 the Trust earned $215,400 on this investment. At this time the Trust is unable to predict whether this option will be exercised.

OFFICE BUILDINGS

The Trust currently has three office properties classified as assets held for sale. Citibank Office Plaza - Oak Brook was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995 and was written down to its expected sales proceeds. The Trust has executed a letter of intent with an institution for the sale of this property, which sale is still subject to negotiation of an acceptable sales contract and the completion of the purchaser's due diligence. No further loss on this investment is anticipated. The other two office buildings held for sale, Financial Plaza and College Hills 8, located in Overland Park, Kansas, are held in an Investment Partnership and are currently being marketed.

SHOPPING CENTERS

The Investment Partnership which owned the land under the Crossroads Mall in Boulder, Colorado, sold its investment back to its lessee. The Trust received approximately $5,500,000 of sales proceeds on its $2,000,000 investment.

Loehmann's Fashion Island, in Aventura, Florida, an Owned Property held directly by the Trust, suffered a decrease in the leased rate from 90% at July 31, 1995 to 87% at October 31, 1995. As previously reported, the Trust has retained a new property management and leasing firm. In the spring of 1996 management intends to reevaluate its strategy for this property based upon leasing performance and expectations at that time.

Plaza West Retail Center, in Overland Park, Kansas, which was reclassified to assets held for sale at July 31, 1995, is currently being marketed for sale.

HOTELS

As previously reported, the Trust had granted its lessee/mortgagor an option to purchase the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. Subsequent to the end of the quarter this sale closed. The Trust had previously restructured this transaction to provide for a reduced annual return of $160,000. The loss on sale has been fully provided for in the Trust's allowance for possible investment losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 VERSUS THE THREE MONTHS ENDED OCTOBER 31, 1994

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 26% for the three months ended October 31, 1995 as compared to the same period in the prior year, primarily due to the Trust's sale of the 6110 Executive Boulevard office building in January 1995, and the receipt by the Trust in the comparable period of the prior year of $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island. Rents from Owned Properties held directly by the Trust includes rents from Citibank Office Plaza -Oak Brook which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) increased 5% for the three months ended October 31, 1995 as compared to the same period in the prior year, primarily due to increased income from the Grosvenor Airport Inn while under option for repurchase by its lessee.

Overage income from Structured Transactions held directly by the Trust increased 16% for the three months ended October 31, 1995 as compared to the same period in the prior year, primarily due increased overage income from the Sandpiper Cove apartments and the City Centre Holiday Inn investments.

         Page 11
ITEM  1.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF
             OPERATIONS (continued)

The Trust's share of income from unconsolidated Investment Partnerships increased 282% for the three months ended October 31, 1995 as compared to the same period in the prior year, primarily due to the increased net income recorded by the Trust from Property Capital Midwest Associates, L.P. When the assets were reclassified to assets held for sale they were written down to their expected sales proceeds; therefore, deprecation is no longer taken on these properties. The increase is also due to improved performance of certain properties in PCA Southwest Associates Limited Partnership's portfolio. Additionally, as previously reported, PCA Canyon View Associates Limited Partnership settled pending litigation and the partnership received certain income which had been previously written off by the Trust.

Advisory fee income increased 94% for the three months ended October 31, 1995 as compared to the same period in the prior year primarily due to increased distributions paid by Property Capital Midwest Associates, L.P., one of the Trust's Investment Partnerships. Interest income was earned by the Trust in the amount of $89,000 for the three months ended October 31, 1995 primarily due to the short-term investment by the Trust of sales proceeds during the period of time before debentures were redeemed.

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 14% for the three months ended October 31, 1995 as compared to the same period in the prior year due to the sale of 6110 Executive Boulevard. Expenses on Owned Properties held directly by the Trust includes expenses from Citibank Office Plaza - Oak Brook which was reclassified to Asset Held for Sale directly by the Trust at July 31, 1995.

Interest expense decreased 18% for the three months ended October 31, 1995 as compared to the same period in the prior year due to the sale of 6110 Executive Boulevard and the redemption of 10% Convertible Subordinated Debentures, offset by an increase in interest expense related to Loehmann's Fashion Island.

Depreciation expense decreased 10% for the three months ended October 31, 1995 as compared to the same periods in the prior year, primarily due to sale of 6110 Executive Boulevard in January 1995, the elimination of depreciation on Citibank Office Plaza - Oak Brook, due to the reclassification of this asset to Asset Held for Sale directly by the Trust, offset in part by the write-off of certain tenant improvements at Loehmann's Fashion Island due to tenant moveouts.

General and administrative expenses increased 69% due to the accrual of severance arrangements for the Trust's employees provided as part of the new business plan. Professional fees increased to 210% for the three months ended October 31, 1995 due to the legal fees associated with the Trust's adoption of its new business plan.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the first quarter of fiscal 1996 included a gain of $3,500,000 ($.39 per share) on the sale of the land underlying Crossroads Mall located in Boulder, Colorado and a gain of $1,000 on the sale of the Chimney Rock apartments. In the comparable quarter last year there were no gains or losses on the sale of real estate investments.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

The Trust redeemed $4,000,000 of its 10% Convertible Subordinated Debentures at face value during the quarter and wrote off the related issuance costs to incur an Extraordinary Loss on the Extinguishment of Debt in the amount of $63,000 ($.01 per share).

NET INCOME

Net Income for the three months ended October 31, 1995 was $4,268,000 ($.47 per share) as compared to $708,000 ($.08 per share) for the same period in the prior year.

DIVIDENDS

The dividend declared for the first quarter of fiscal 1996 was $.12 per share versus $.09 per share for the same period in the prior year. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In November 1994, a tenant that occupies approximately 28,000 square feet of College Hills 3, a 37,700 square foot office building located in Overland Park, Kansas, owned by Property Capital Midwest Associates, L.P. (an Investment Partnership), filed an action in the District Court of Johnson County, Kansas, in which the tenant claimed that the Trust and the Investment Partnership violated the terms of the tenant's space leases. The tenant has alleged that it had an oral agreement with the Investment Partnership's predecessor-in-title to the building, the Trust and the Investment Partnership granting the tenant the right to lease additional space that might become available in the building, which allegation the Trust and Investment Partnership have denied. After the filing of the action, negotiations for the possible sale of the building to the tenant ensued, but were not finalized. In March 1995, a settlement agreement granting the tenant the expansion rights it had requested in its original pleading in the litigation was entered into with the tenant, but in a pleading filed by the tenant the tenant has also asserted that it is entitled to damages in excess of $1,000,000. This assertion is denied by the Trust and the Investment Partnership. Although it is not possible to predict with certainty the outcome of the litigation, the Trust and the Investment Partnership do not believe that they have any material liability to the tenant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

      Page 13
                                        SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PROPERTY CAPITAL TRUST
                                                   REGISTRANT



                                         Robert M. Melzer
                                         President and Chief Executive Officer
    Date                                 (Principal Financial Officer)