Form 10-Q
period 1996-01-31
PROPERTY CAPITAL TRUST
filed 1996-03-18
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
(MARK ONE)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

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

NUMBER  OF  SHARES  OF  COMMON  SHARES  OUTSTANDING AS  OF  JANUARY  31,  1996:
9,083,784

                              PROPERTY CAPITAL TRUST




                                       INDEX


    PART I.  FINANCIAL INFORMATION                                      Page
                                                                       Number

      Consolidated Balance Sheet - January 31, 1996
        and July 31, 1995 (unaudited)                                     2

      Consolidated Statement of Income -
        Three and Six Months Ended January 31, 1996 and 1995 (unaudited)  3

      Consolidated Statement of Cash Flows -
        Six Months Ended January 31, 1996 and 1995 (unaudited)            4

      Consolidated Statement of Shareholders' Equity -
        Six Months Ended January 31, 1996 and 1995 (unaudited)            5

      Notes to Consolidated Financial Statements (unaudited)            6-9

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10-14

    PART II.  OTHER INFORMATION

      Item 2.  Legal Proceedings                                         14

      Item 4.  Submission of Matters to a vote of Security Holders       15

      Item 6.  Exhibits and Reports on Form 8-K                          15

      Page 2
PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                        JANUARY 31,                JULY 31,
                                                          1996                       1995
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $12,614,000
    and $10,522,000, respectively)                       $ 82,235,000            $ 83,985,000
  Structured Transactions held directly by the Trust       28,431,000              32,571,000
  Investment Partnerships                                  39,505,000              48,299,000

                                                          150,171,000             164,855,000

Allowance for possible investment losses                  (8,767,000)            (14,077,000)

                                                          141,404,000             150,778,000

Asset Held for Sale directly by the Trust                        -                 10,185,000

                                                          141,404,000             160,963,000

Cash and cash equivalents                                  13,333,000               5,209,000
Interest and rents receivable
  Owned Properties held directly by the Trust               1,103,000               1,958,000
  Structured Transactions held directly by the Trust          229,000                 221,000
Other assets                                                1,340,000               1,088,000

                                                         $157,409,000            $169,439,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                 $   3,044,000           $   3,207,000
  Accrued interest                                            519,000                 707,000
  Mortgage notes payable                                   40,061,000              40,145,000
  9 3/4% Convertible Subordinated Debentures                2,546,000               2,546,000
  10% Convertible Subordinated Debentures                  14,125,000              29,125,000

                                                           60,295,000              75,730,000

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,083,784 and 9,053,881 issued and
    outstanding, respectively)                            106,358,000             106,190,000
  Accumulated deficit                                     (9,244,000)            (12,481,000)

Total Shareholders' Equity                                 97,114,000              93,709,000

                                                         $157,409,000            $169,439,000


                                 See accompanying notes

   Page 3
PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JANUARY 31,              JANUARY 31,
                                                             1996      1995         1996        1995

REVENUES
Rents from Owned Properties held directly by the Trust   $3,107,000  $4,140,000  $6,427,000  $8,638,000
Structured Transactions held directly by the Trust
  Base income                                               655,000     663,000   1,350,000   1,326,000
  Overage income                                            538,000     458,000   1,033,000     886,000
Income from unconsolidated Investment Partnerships        1,005,000     437,000   2,075,000     717,000

                                                          5,305,000   5,698,000  10,885,000  11,567,000

Advisory fee income                                          57,000      78,000     216,000     160,000
Interest income                                             101,000       2,000     190,000       2,000

                                                          5,463,000   5,778,000  11,291,000  11,729,000

EXPENSES
Expenses on Owned Properties held directly by the Trust   1,451,000   1,815,000   2,943,000   3,557,000
Interest                                                  1,359,000   1,869,000   2,888,000   3,740,000
Depreciation                                              1,174,000   1,086,000   2,092,000   2,107,000
General and administrative expenses                         781,000     518,000   1,647,000   1,031,000
Professional fees                                           126,000      74,000     284,000     125,000
Trustees' fees and expenses                                  40,000      43,000      75,000      88,000

                                                          4,931,000   5,405,000   9,929,000  10,648,000

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                    532,000     373,000   1,362,000   1,081,000

GAIN ON SALE OF REAL ESTATE INVESTMENTS                     780,000   3,099,000   4,281,000   3,099,000

INCOME BEFORE EXTRAORDINARY ITEM                          1,312,000   3,472,000   5,643,000   4,180,000

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT             (169,000)     -         (232,000)      -

NET INCOME                                               $1,143,000  $3,472,000  $5,411,000  $4,180,000

NET INCOME PER SHARE
INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                      $0.06     $0.04       $0.15     $0.12
GAIN ON SALE OF REAL ESTATE INVESTMENTS                        0.09      0.34        0.48      0.34

INCOME BEFORE EXTRAORDINARY ITEM                               0.15      0.38        0.63      0.46
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                (0.02)      -         (0.03)       -

NET INCOME PER SHARE                                          $0.13     $0.38       $0.60     $0.46

AVERAGE SHARES OUTSTANDING                                9,064,000 9,043,000   9,059,000 9,037,000

                                 See accompanying notes

   Page 3
PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                      JANUARY 31,
                                                            1996                    1995
OPERATING ACTIVITIES
Net Income                                              $ 5,411,000              $4,180,000
Adjustments to Net Income
  Gain on sale of real estate investments                (4,281,000)             (3,099,000)
  Depreciation and amortization                           2,195,000               2,203,000
  Income from unconsolidated Investment Partnerships     (2,075,000)               (717,000)
  Distributions of income from Investment Partnerships    5,300,000                 804,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable               847,000                 222,000
    Increase in other assets, net                          (355,000)               (298,000)
    Decrease in accounts payable and accrued expenses
      and accrued interest                                 (262,000)               (807,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,780,000               2,488,000

INVESTING ACTIVITIES

Owned Properties held directly by the Trust
  Dispositions                                           10,828,000              15,310,000
  Additions                                                (515,000)             (5,096,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                 2,950,000                   5,000
Investment Partnerships
  Distributions in excess of income                       5,260,000                     -

NET CASH PROVIDED BY INVESTING ACTIVITIES                18,523,000              10,219,000

FINANCING ACTIVITIES

Redemption of 10% Convertible Subordinated Debentures   (15,000,000)              -
Cash dividends paid                                      (2,174,000)             (1,627,000)
Scheduled amortization of mortgage notes payable            (84,000)               (285,000)
Proceeds from exercise of stock options                      79,000                    -
Prepayment of mortgage notes payable                          -                  (2,440,000)
Repayment of bank note payable, net                           -                  (5,000,000)

NET CASH USED IN FINANCING ACTIVITIES                   (17,179,000)             (9,352,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                 8,124,000               3,355,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          5,209,000                 720,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $13,333,000              $4,075,000




                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JANUARY 31,
                                                   1996                     1995

COMMON SHARES
Balance at beginning of period                 $106,190,000            $106,060,000
Common Shares issued in payment of deferred
  Trustees' compensation                             89,000                 117,000
Stock options exercised                              79,000                    -

Balance at end of period                        106,358,000             106,177,000


ACCUMULATED DEFICIT

Balance at beginning of period                  (12,481,000)            (14,357,000)
Net income                                        5,411,000               4,180,000
Cash dividends paid                              (2,174,000)             (1,627,000)

Balance at end of period                         (9,244,000)            (11,804,000)

TOTAL SHAREHOLDERS' EQUITY                     $ 97,114,000            $ 94,373,000


NUMBER OF COMMON SHARES

Common Shares issued and outstanding
  at beginning of period                          9,053,881               9,030,585
Common Shares issued in payment of deferred
  Trustee's compensation                             14,903                  20,296
Stock options exercised                              15,000                    -

NUMBER OF COMMON SHARES ISSUED AND
  OUTSTANDING AT END OF PERIOD                    9,083,784               9,050,881















                                 See accompanying notes

   Page 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of January 31, 1996 and the results of its operations and its cash flows for the periods ended January 31, 1996 and 1995.

Operating results for the six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1996. The information contained in these financial statements should be read in conjunction with the Trust's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 1995.

2. REAL ESTATE INVESTMENTS

ASSET HELD FOR SALE

Owned Properties which have been approved for sale and are being marketed for sale are classified as Assets Held for Sale.

In January 1996 the Trust  sold  its  one  Asset  Held for Sale directly by the
Trust,  Citibank  Office  Plaza  -  Oak  Brook.   The  property  was  sold  for
$11,380,000, resulting in a gain to the Trust of $470,000.

During the quarter ended January 31, 1996, the Investment Partnerships reclassified certain of their real estate investments to assets held for sale and wrote down these assets to estimated net realizable value, which the Trust then charged against its previously established allowance for possible investment losses.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions.

During the quarter ended January 31, 1996 the Trust sold two Structured Transactions held directly by the Trust. In December 1995 the Trust sold its investment in Yorkshire apartments. The Trust's land investment was purchased by an unrelated third party for $460,000, resulting in a gain to the Trust of $310,000. In November 1995 the Trust's Grosvenor Airport Inn land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's $2,000,000 mortgage loan was prepaid for $500,000, with the resulting loss of $1,500,000 being charged against the Trust's allowance for possible investment losses.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships, or a participation agreement, in which the Trust or its subsidiary is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships").

During the quarter ended January 31, 1996, PCA Southwest Associates Limited Partnership ("Southwest") disposed of its Telegraph Hill - Phase B investment (259 units) by allowing the first mortgage lender to foreclose on the property and, as a result, the Trust wrote down its net investment in this property to zero. This $307,000 write-down was charged against the Trust's allowance for possible investment losses. The Trust has a 45.45% general partner interest in Southwest. In addition, during the quarter two Investment Partnerships reclassified certain of their real estate investments to assets held for sale and wrote down these assets to their net realizable values. Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owns seven buildings in Overland Park, Kansas, wrote down its investments by $1,255,000 due to the reclassification of College Hills 3 to an asset held for sale and the further write down of Financial Plaza. These write-downs were charged against the Trust's previously established allowance for possible investment losses. The Trust has a 53.3% general partner interest in Midwest. Southwest which owns 1,875 apartments in Houston, Texas, reclassified its investments in St. Charles and Boardwalk to assets held for sale resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses.

During the first quarter of fiscal 1996, three of the Trust's Investment Partnerships disposed of two Structured Transactions and one Owned Property. In October 1995, PCA Crossroads Associates, Ltd. ("Crossroads"), an Investments Partnership which owned the land underlying the Crossroads Mall in Boulder, Colorado, sold the land to its lessee, resulting in a gain to the Trust of $3,500,000 on its investment of $2,000,0000. The Trust has a 25.0% general partner interest in Crossroads. In September 1995, Southwest, which owned Chimney Rock apartments (714 units), sold the complex which resulted in a gain to the Trust of $1,000. In August 1995, PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California settled certain litigation. The Investment Partnership received $300,000 from the first mortgagee of Phase I for permitting it to take title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this partnership by $1,538,000. This write-down was charged against the Trust's allowance for possible investment losses. The Trust has a 23.8% general partner interest in Canyon View.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

                                             Three Months Ended           Six Months Ended
                                                   JANUARY 31,               JANUARY 31,
                                                1996      1995            1996         1995
REVENUES
   Rents from Owned Properties              $5,312,000 $5,245,000     $11,296,000 $10,300,000
   Structured Transactions
     Base income                               429,000    672,000       1,608,000   1,344,000
     Overage income                              5,000    173,000         120,000     281,000
   Other income                                 89,000     14,000         130,000      31,000

                                             5,835,000  6,104,000      13,154,000  11,956,000
EXPENSES
   Owned Properties expenses                 2,716,000  3,234,000       6,162,000   6,720,000
   Depreciation                                403,000  1,037,000         782,000   2,043,000
   Interest                                    469,000    485,000         998,000     806,000
   Other                                       175,000    364,000         567,000     735,000

                                             3,763,000  5,120,000       8,509,000  10,304,000
INCOME BEFORE GAIN (LOSS) ON REAL
   ESTATE INVESTMENTS                        2,072,000    984,000       4,645,000   1,652,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
   Gain on sale of real estate investments        -          -         14,002,000       -
   Write-down of real estate investments    (4,593,000)      -        (11,051,000)      -

NET (LOSS) INCOME                          ($2,521,000)  $984,000     $ 7,596,000  $1,652,000

INCOME BEFORE GAIN (LOSS) ON REAL
  ESTATE INVESTMENTS
   Trust's share of income before gain
    (loss) on real estate investments       $1,005,000    437,000     $ 2,075,000$    717,000
   Limited partners' share of income
    before gain (loss) on real estate
    investments                              1,067,000    547,000       2,570,000     935,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
   Trust's share of gain on sale of
    real estate investments                      -          -           3,501,000        -
   Limited partners' share of gain
    on sale of real estate investments           -          -          10,501,000        -
   Trust's share of write-down of real
    estate investments
    (previously recorded by the Trust)      (2,272,000)     -          (3,810,000)       -
   Limited partners' share of write-down
    of real estate investments              (2,321,000)     -          (7,241,000)       -

NET (LOSS) INCOME                          ($2,521,000)  $984,000     $ 7,596,000 $ 1,652,000






   Page 9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.  INDEBTEDNESS

During the quarter ended January 31, 1996, the Trust redeemed $11,000,000 principal amount of 10% Convertible Subordinated Debentures at their face amount. The Trust recognized an extraordinary loss from the extinguishment of debt of $169,000 due to the write-off of the debentures' issuance costs.

During the quarter ended October 31, 1995, the Trust redeemed $4,000,000 principal amount of 10% Convertible Subordinated Debentures at their face amount. The Trust recognized an extraordinary loss from the extinguishment of debt of $63,000 due to the write-off of the debentures' issuance costs.

4.  DIVIDENDS

The Trust pays dividends approximately 55 days following each fiscal quarter, normally equal to at least 100% of income before gains (losses) on real estate investments.

On February 23, 1996, the Trustees declared a dividend of $.12 per share, payable on March 26, 1996 to shareholders of record on March 15, 1996. On November 29, 1995, the Trustees declared a dividend of $.12 per share, payable on December 22, 1995 to shareholders of record on December 11, 1995.

The calendar 1995 quarterly allocation of dividends paid per share for individual shareholders' income tax purposes was as follows:


       Date Paid           Ordinary     Capital      Total
        in 1995             Income       Gain       Dividend

      March 24                $.10         -         $.10
      June 23                  .10         -          .10
      September 22             .12         -          .12
      December 22              .06       $.06         .12

                              $.38       $.06        $.44

   Page 9
ITEM  1.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
RESULTS OF
             OPERATIONS

NEW BUSINESS PLAN

For the past several years, the Trust's business plan had focused on maximizing shareholder values through asset, portfolio and liability management and the selective disposition of investments. This business plan was in large part a response to the impact of the recent recession on the real estate industry. During the time this plan was in effect, the Trust retained much of its portfolio. Following improvements in rental rates and occupancies throughout the portfolio attributable to improving economic conditions and considerable progress made by management in resolving problems affecting the portfolio, the Trustees reevaluated the business plan. The Trustees concluded that the best means to maximize shareholder values is to provide for an orderly disposition of the Trust's investments (the "new business plan"). The Trustees also considered and rejected other strategies, such as a business combination or expanding the Trust, as being unlikely to be consummated or inappropriate given their belief that the Trust's stock price is not reflective of the value of the Trust's assets. The Trustees anticipate that the revised business plan will involve dispositions of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the new business plan and approved certain amendments to the Trust's Declaration of Trust necessary for the implementation of the plan.

To the extent the Trust receives net proceeds from sales of its properties, the Trust intends to utilize such net proceeds to retire debt and/or make distributions to shareholders. No assurances can be given as to the time required to carry out the plan (although the Trustees anticipated in June 1995 that the plan would be fully implemented within three to five years) or the prices at which the properties can be sold. To date the plan is proceeding on schedule. During the first six months of fiscal 1996, five properties have been sold and the proceeds have been used to redeem $15,000,000 principal amount of the Trust's 10% Convertible Subordinated Debentures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at January 31, 1996 was $56,732,000 as compared to $71,816,000 at July 31, 1995. The Trust's debt to equity ratio decreased to .58x at January 31, 1996 from .77x at July 31, 1995. The decrease in the Trust's debt was primarily due to the redemption of $15,000,000 aggregate principal amount of the Trust's 10% Convertible Subordinated Debentures at their face amount. The improvement in the debt to equity ratio is due to the redemption of the 10% debentures and an increase in shareholders' equity as a result of a $3,500,000 gain on the sale of the Crossroads Mall investment.

The Trust's bank note payable, which has no outstanding balance, is a $10,000,000 revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future.

Subsequent to the end of the quarter, on March 1, 1996 the Trust redeemed another $11,000,000 of its 10% Convertible Subordinated Debentures from the proceeds of the sale of real estate investments reducing the outstanding balance of all Convertible Subordinated Debentures to $5,671,000. The Trust anticipates the redemption of the balance of outstanding Convertible Subordinated Debentures in fiscal 1996 from the proceeds of additional real estate investment sales.

Management believes that with cash provided by operating activities retained after dividends and the Trust's borrowing capacity under its existing bank line, the Trust will be able to meet its fiscal 1996 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust and a funding requirement on a Structured Transaction held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $1,000,000 during the remainder of fiscal 1996. Further, the Trust believes that these same sources will be sufficient to fund its capital expenditure requirements and anticipated long-term liquidity requirements for the foreseeable future. As discussed above, the Trust intends to use the proceeds received from the sale of its real estate investments to retire debt and/or make distributions to shareholders.

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

                                  Three Months Ended       Six Months Ended
                                     JANUARY 31,              JANUARY 31,
                                        1996           1995       1996          1995
   Income before Gain on Sale of
       Real Estate Investments and
       Extraordinary Item             $532,000       $373,000  $1,362,000   $1,081,000

   Depreciation on Owned Properties
       held directly by the Trust    1,174,000      1,086,000   2,092,000    2,107,000

   Trust's share of depreciation
       on unconsolidated Investment
       Partnerships                    165,000        522,000     326,000    1,027,000

   Non-recurring item                  -              -              -      (404,000)(1)

                                    $1,871,000     $1,981,000  $3,780,000   $3,811,000

      (1)Non-recurring income resulting from the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.


REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY FOR THE QUARTER

APARTMENTS

In December 1995 the Trust sold the land underlying  the  Yorkshire  apartments
for  $460,000 resulting in a gain of $310,000 on its $135,000 investment.   For
the year ended July 31, 1995 the Trust earned $42,000 on this investment.

As previously reported, PCA Southwest Associates Limited Partnership, an Investment Partnership in which the Trust owns a 45.45% general partner interest, was in default under the terms of the first mortgage on Telegraph Hill - Phase B, a 259 unit complex, due to nonpayment of principal and interest. Management was unable to restructure this $2,487,000 mortgage loan on terms satisfactory to it, and therefore did not oppose the foreclosure by the first mortgagee in December 1995. At January 31, 1996, two investments held in this Investment Partnership were reclassified to assets held for sale and were written down to their net realizable values. The Trust's share of the write-down was $710,000, which was charged against the Trust's previously established allowance for possible investment losses. Also, during the first quarter, this Investment Partnership sold the Chimney Rock apartments, a 714 unit complex, to an unrelated third party. In July 1995 the Trust reclassified this property to an asset held for sale and wrote the property down by $54,000. A $1,000 gain was realized by the Trust on the sale. A portion of the funds from this sale were used in December to pay off, at a $154,000 discount reported last quarter, the first mortgage on St. Charles -Phase A.

   Page 12
ITEM 1.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
RESULTS OF
             OPERATIONS (continued)

During the second quarter the Trust granted its lessee an option to repurchase the land underlying the Bluffs II apartments for $2,150,000. The option expires May 31, 1996. The Trust's investment in this Structured Transaction is $825,000. For the year ended July 31, 1995 the Trust earned $215,000 on this investment. The lessee has notified the Trust that it intends to consummate the transaction during the third quarter.

At July 31, 1995 the Trust had a $3,277,000 investment in PCA Canyon View Associates Limited Partnership, an Investment Partnership that held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. The Investment Partnership's investments in Phase I were subordinate to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended to August 1, 1994 in anticipation of a proposed sale. Both phases were also subject to non-subordinated land leases held by a third party. The Trust has a 23.8% general partner interest in Canyon View. In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated court proceedings for the appointment of a receiver for Phase I and foreclosure. Shortly thereafter the Investment Partnership initiated court proceedings for the appointment of a receiver for Phase II and foreclosure on Phases I and II. Receivers were appointed for both Phases. In December 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Extensive negotiations then ensued with the Investment Partnership's lessee and the first mortgagee of Phase I. In August 1995, the litigation was settled with the Investment Partnership receiving $300,000 from the first mortgagee of Phase I for permitting it to foreclose on Phase I and the Investment Partnership taking title to Phase II and receiving the proceeds from two letters of credit aggregating $1,750,000. As a result the Trust incurred a $1,538,000 loss on these transactions resulting from a $533,000 write-off of the Canyon View Phase I investment and $1,005,000 write-down of the Canyon View Phase II investment. This loss had been previously provided for in the Trust's allowance for possible investment losses.

OFFICE BUILDINGS

During the second quarter, Citibank Office Plaza - Oak Brook was sold at a gain of $470,000 ($.05) per share. At July 31, 1995 this investment was reclassified to Asset Held for Sale directly by the Trust and was written down by $971,000 to its expected sales proceeds. At January 31, 1996 the Trust had three office buildings classified as assets held for sale, all of which are held by Property Capital Midwest Associates, L.P., one of the Trust's Investment Partnerships. The properties have been written down by $2,575,000 (the Trust's share) to their net realizable values. The Investment Partnership has entered into an agreement to dispose of the Financial Plaza property, subject to satisfactory completion by the purchaser of its due diligence for the property. The Investment Partnership has executed a letter of intent with a purchaser for the sale of the College Hills 8 property, which sale is still subject to negotiation of an acceptable sales contract and completion of the purchaser's due diligence. As a result, at this time the Trust is unable to determine if these sales will be consummated. The third property, College Hills 3, was sold subsequent to the end of the quarter for $2,400,000.

SHOPPING CENTERS

During the first quarter the Investment Partnership which owned the land under the Crossroads Mall in Boulder, Colorado, sold its investment back to its lessee. The Trust received approximately $5,500,000 of sales proceeds on its $2,000,000 investment. For the year ended July 31, 1995 the Trust earned $365,000 on this investment.

Loehmann's Fashion Island, in Aventura, Florida, an Owned Property held directly by the Trust, suffered a decrease in the leased rate from 90% at July 31, 1995 to 87% at October 31, 1995, and at January 31st the leased rate remained at 87%. As previously reported, the Trust has retained a new property management and leasing firm. In the spring of 1996 management intends to reevaluate its strategy for this property based upon leasing performance and expectations at that time.

Plaza West Retail Center, in Overland Park, Kansas, a mixed use retail office complex, held in an Investment Partnership, which was reclassified to assets held for sale at July 31, 1995, is currently being marketed for sale.

HOTELS

As previously reported, the Trust sold to its lessee/mortgagor the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. The loss on the sale had been fully provided for in the Trust's allowance for possible investment losses. For the year ended July 31, 1995 the Trust earned $200,000 on this investment.

   Page 13
ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1996 VERSUS THE THREE AND SIX MONTHS ENDED JANUARY 31, 1995

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 25% and 26% for the three and six months ended January 31, 1996, as compared to the same periods in the prior year, primarily due to the Trust's sale of the 6110 Executive Boulevard office building in January 1995, and the receipt by the Trust in the first quarter of the prior year of $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's
Fashion Island. Rents from Owned Properties held directly by the Trust includes rents from Citibank Office Plaza -Oak Brook which was sold on January 26, 1996.

There was no significant change in base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) for the three and six months ended January 31, 1996, respectively, as compared to the same periods in the prior year.
Overage  income  from  Structured  Transactions  held  directly  by  the  Trust increased 17% for the three and six months ended January 31, 1996, respectively, as compared to the same periods in the prior year, primarily due to increased overage income from the Sandpiper Cove apartments and the City Centre Holiday Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships increased 130% and 189% for the three and six months ended January 31, 1996, respectively, as compared to the same periods in the prior year, primarily due to the increased net income recorded by the Trust from Property Capital Midwest Associates, L.P. When the assets in this Investment Partnership were reclassified to assets held for sale they were written down to their expected sales proceeds; therefore, deprecation is no longer taken on these properties. The increase is also due to improved performance of certain properties in PCA Southwest Associates Limited Partnership's portfolio. Additionally, as previously reported, PCA Canyon View Associates Limited Partnership settled pending litigation and the partnership received certain income which had been previously written off by the Trust. These increases were offset by the loss of revenues due to the sale of Crossroads Mall investment and the Chimney Rock apartments in the first quarter of fiscal 1996 and the Braes Hill apartments in the third quarter of fiscal 1995.

Advisory fee income decreased 27% and increased 35% for the three and six months ended January 31, 1996, respectively, as compared to the same periods in the prior years primarily due to timing of distributions paid by the Trust's Investment Partnerships and the sale of Crossroads Mall which was held by an Investment Partnership. Interest income was earned by the Trust in the amount of $89,000 and $101,000 for the first and second quarter, respectively, primarily from short-term investing of sales proceeds prior to the redemption of debentures.

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 20% and 17% for the three and six months ended January 31, 1996, respectively, as compared to the same periods in the prior year due to the sale of 6110 Executive Boulevard in January 1995.

Interest expense decreased 27% and 23% for the three and six months ended January 31, 1996 as compared to the same periods in the prior year primarily due to the sale of 6110 Executive Boulevard and the redemption of 10% Convertible Subordinated Debentures, offset by an increase in interest expense related to Loehmann's Fashion Island.

Depreciation expense increased 8% for the three months ended January 31, 1996 as compared to the same period in the prior year, primarily due to the write-off of certain tenant improvements at Citibank Office Plaza - Schaumburg related to a tenant bankruptcy, offset in part by the sale of 6110 Executive Boulevard in January 1995 and the elimination of depreciation on Citibank Office Plaza -Oak Brook, upon reclassification of this investment to Asset Held for Sale directly by the Trust.

General and administrative expenses increased 51% and 60% for the three and six months ended January 31, 1996, respectively, primarily due to the accrual of severance arrangements for the Trust's employees provided as part of the new business plan. Professional fees increased to 70% and 127% for the three and six months ended January 31, 1996, respectively, due to the legal fees associated with the Trust's adoption of its new business plan.

   Page 14
ITEM  1.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF
             OPERATIONS (continued)

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the second quarter of fiscal 1996 included a gain of $470,000 ($.05 per share) on the sale of the Citibank Office Plaza - Oak Brook and a $310,000 ($.04 per share) gain on the sale of the land underlying the Yorkshire apartments. Net income for the first quarter of fiscal 1996 included a gain of $3,500,000 ($.39 per share) on the sale of the land underlying Crossroads Mall located in Boulder, Colorado and a gain of $1,000 on the sale of the Chimney Rock apartments. In the prior year net income included a gain of $3,099,000 ($.34 per share) on the sale of 6110 Executive Boulevard.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

During the first and second quarter of fiscal 1996 the Trust redeemed $4,000,000 and $11,000,000, respectively, of its 10% Convertible Subordinated Debentures at face value and incurred an Extraordinary Loss on the
Extinguishment of Debt from the write-off of related issuance costs in the amounts of $63,000 ($.01 per share) in the first quarter and $169,000 ($.02 per share) in the second quarter.

DIVIDENDS

The dividend declared for the second quarter of fiscal 1996 was $.12 per share versus $.10 per share for the same period in the prior year. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Trust, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; adverse changes in the real estate market in the regions of the country in which the Trust owns properties or has investments; and other factors noted in this report.


PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In November 1994, a tenant that occupies approximately 28,000 square feet of College Hills 3, a 37,700 square foot office building located in Overland Park, Kansas, owned by Property Capital Midwest Associates, L.P. (an Investment Partnership), filed an action in the District Court of Johnson County, Kansas, in which the tenant claimed that the Trust and the Investment Partnership violated the terms of the tenant's space leases. The tenant alleged that it had an oral agreement with the Investment Partnership's predecessor-in-title to the building, the Trust and the Investment Partnership granting the tenant the right to lease additional space that might become available in the building, which allegation the Trust and Investment Partnership denied. The tenant also asserted that it was entitled to damages in excess of $1,000,000, which assertion was denied by the Trust and the Investment Partnership. The tenant, the Trust and the Investment Partnership have executed a settlement agreement whereby the litigation was dismissed with prejudice upon the closing of a sale of the building to the tenant on March 12, 1996 and the reimbursement by the Partnership to the tenant of $100,000 of the tenant's litigation expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Trust's 1995 Annual Meeting of Shareholders held on December 15, 1995 the Trust's shareholders (i) elected seven Trustees to serve until the next annual meeting of the Trust's shareholders, (ii) ratified the new business plan and approved amendments to the Trust's Declaration of Trust and (iii) ratified the appointment of Ernst & Young LLP as the Trust's auditors for the year ended July 31, 1996. The votes on each of these items follows:

1. Election of seven Trustees:
                                     NUMBER OF SHARES
                               FOR              WITHHOLD AUTHORITY
   Walter M. Cabot         8,205,032                  97,501
   John A. Cervieri, Jr.   8,204,682                  97,851
   Graham O. Harrison      8,204,432                  98,101
   Walter F. Leinhardt     8,204,682                  97,851
   Edward H. Linde         8,205,032                  97,501
   Robert M. Melzer        8,203,032                  99,501
   Glen P. Strehle         8,204,782                  97,751

2. Ratification of the New Business Plan and approval of the amendments to the Trust's Declaration of Trust.

                                  NUMBER OF SHARES
   For                               6,754,794
   Against                              56,332
   Abstain                             132,406
   Broker non-votes                  1,359,001

3. The ratification of the appointment of Ernst & Young LLP to serve as the independent auditors for the fiscal year ending July 31, 1996.

                                  NUMBER OF SHARES
   For                               8,204,169
   Against                              36,654
   Abstain                              61,710
   Broker non-votes                       -


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