Form 10-Q
period 1996-04-30
PROPERTY CAPITAL TRUST
filed 1996-06-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                FORM 10-Q
(MARK ONE)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

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
Yes   X    No.

NUMBER  OF  SHARES  OF  COMMON  SHARES  OUTSTANDING  AS   OF
APRIL  30,  1996:                                                     9,092,424

                            PROPERTY CAPITAL TRUST




                                     INDEX


                                                                         Page
    PART I.  FINANCIAL INFORMATION                                      Number

      Consolidated Balance Sheet - April 30, 1996
        and July 31, 1995 (unaudited)                                     2

      Consolidated Statement of Income -
        Three and Nine Months Ended April 30, 1996 and 1995 (unaudited)   3

      Consolidated Statement of Cash Flows -
        Nine Months Ended April 30, 1996 and 1995 (unaudited)             4

      Consolidated Statement of Shareholders' Equity -
        Nine Months Ended April 30, 1996 and 1995 (unaudited)             5

      Notes to Consolidated Financial Statements (unaudited)            6-9

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10-15

    PART II.  OTHER INFORMATION

      Item 2.  Legal Proceedings                                         15

      Item 4.  Submission of Matters to a Vote of Security Holders       15

      Item 6.  Exhibits and Reports on Form 8-K                          15

PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                         APRIL 30,                 JULY 31,
                                                           1996                     1995
- --------------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $13,481,000
    and $10,522,000, respectively)                      $ 81,556,000            $ 83,985,000
  Structured Transactions held directly by the Trust      29,028,000              32,571,000
  Investment Partnerships                                 21,993,000              48,299,000

                                                         132,577,000             164,855,000

Allowance for possible investment losses                  (8,767,000)            (14,077,000)

                                                         123,810,000             150,778,000

Asset Held for Sale directly by the Trust                       -                 10,185,000

                                                         123,810,000             160,963,000

Cash and cash equivalents                                 21,038,000               5,209,000
Interest and rents receivable
  Owned Properties held directly by the Trust              1,209,000               1,958,000
  Structured Transactions held directly by the Trust         183,000                 221,000
Other assets                                                 495,000               1,088,000

                                                        $146,735,000            $169,439,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                $   3,133,000           $   3,207,000
  Accrued interest                                           631,000                 707,000
  Mortgage notes payable                                  40,018,000              40,145,000
  9 3/4% Convertible Subordinated Debentures               2,496,000               2,546,000
  10% Convertible Subordinated Debentures                  3,125,000              29,125,000

                                                          49,403,000              75,730,000

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,092,424 and 9,053,881 issued and
    outstanding, respectively)                           106,391,000             106,190,000
  Accumulated deficit                                     (9,059,000)            (12,481,000)

Total Shareholders' Equity                                97,332,000              93,709,000

                                                        $146,735,000            $169,439,000


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     APRIL 30,                        APRIL 30,
                                             1996              1995           1996               1995

REVENUES
Rents from Owned Properties held directly
by the Trust                                 $3,055,000        $3,565,000     $9,482,000        $12,203,000

Structured Transactions held directly by
the Trust
  Base income                                   646,000           682,000      1,996,000          2,008,000
  Overage income                                584,000           471,000      1,617,000          1,357,000
Income from unconsolidated Investment
Partnerships                                    804,000           553,000      2,879,000          1,270,000


                                              5,089,000         5,271,000     15,974,000         16,838,000

Interest income                                 100,000            67,000        290,000             69,000
Advisory fee income                              66,000            77,000        282,000            237,000

                                              5,255,000         5,415,000     16,546,000         17,144,000


EXPENSES
Expenses on Owned Properties held directly by
the Trust                                     1,350,000         1,647,000      4,293,000          5,204,000
Interest                                      1,058,000         1,585,000      3,946,000          5,325,000
Depreciation                                    867,000         1,059,000      2,959,000          3,166,000
General and administrative expenses             879,000           493,000      2,526,000          1,524,000
Professional fees                                75,000           141,000        359,000            266,000
Trustees' fees and expenses                      28,000            33,000        103,000            121,000

                                              4,257,000         4,958,000     14,186,000         15,606,000


INCOME BEFORE GAIN ON SALE OF REAL ESTATE
INVESTMENTS AND EXTRAORDINARY ITEM              998,000           457,000      2,360,000          1,538,000

GAIN ON SALE OF REAL ESTATE INVESTMENTS         443,000           110,000      4,724,000          3,209,000

INCOME BEFORE EXTRAORDINARY ITEM              1,441,000           567,000      7,084,000          4,747,000

EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT
OF DEBT                                        (165,000)           88,000       (397,000)            88,000

NET INCOME                                   $1,276,000        $  655,000     $6,687,000        $ 4,835,000


NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
INVESTMENTS AND EXTRAORDINARY ITEM                $0.11             $0.05          $0.26              $0.17
GAIN ON SALE OF REAL ESTATE INVESTMENTS            0.05              0.01           0.52               0.35

INCOME BEFORE EXTRAORDINARY ITEM                   0.16              0.06           0.78               0.52
EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT
OF DEBT                                           (0.02)             0.01          (0.04)              0.01

NET INCOME PER SHARE                              $0.14             $0.07          $0.74              $0.53


AVERAGE SHARES OUTSTANDING                    9,088,000         9,051,000      9,069,000          9,041,000

                               See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                APRIL 30,

                                                      1996             1995

OPERATING ACTIVITIES

Net Income                                          $ 6,687,000      $4,835,000
Adjustments to Net Income
  Gain on sale of real estate investments            (4,724,000)     (3,209,000)
  Extraordinary loss (gain) from extinguishment of
  debt                                                  397,000         (88,000)
  Depreciation and amortization                       3,107,000       3,310,000
  Income from unconsolidated Investment
  Partnerships                                       (2,879,000)     (1,270,000)
  Distributions of income from Investment
  Partnerships                                        6,464,000       1,522,000
  Changes in assets and liabilities
    Decrease (increase) in interest and rents
    receivable                                          787,000         (12,000)
    Decrease in other assets, net                        48,000         255,000
    (Decrease) increase in accounts payable
    and accrued expenses and accrued interest           (61,000)        392,000


NET CASH PROVIDED BY OPERATING ACTIVITIES             9,826,000       5,735,000


INVESTING ACTIVITIES

Owned Properties held directly by the Trust
  Dispositions                                       10,828,000      15,310,000
  Additions                                            (703,000)     (5,587,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                             2,953,000           7,000
  Additions                                            (600,000)            -
Investment Partnerships
  Distributions in excess of income                  22,855,000         898,000

NET CASH PROVIDED BY INVESTING ACTIVITIES            35,333,000      10,628,000

FINANCING ACTIVITIES

Redemption/repurchase of Convertible Subordinated
Debentures                                          (26,050,000)     (1,610,000)
Cash dividends paid                                  (3,265,000)     (2,532,000)
Scheduled amortization of mortgage notes payable       (127,000)       (400,000)
Proceeds from exercise of stock options                 112,000             -
Prepayment of mortgage notes payable                        -        (4,440,000)
Repayment of bank note payable, net                         -        (5,000,000)

NET CASH USED IN FINANCING ACTIVITIES               (29,330,000)    (13,982,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS            15,829,000       2,381,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      5,209,000         720,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $21,038,000      $3,101,000


                                 See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             APRIL 30,

                                                      1996             1995

COMMON SHARES

Balance at beginning of period                      $106,190,000  $106,060,000
Common Shares issued in payment of deferred
 Trustees' compensation                                   89,000       117,000
Stock options exercised                                  112,000           -

Balance at end of period                             106,391,000   106,177,000


ACCUMULATED DEFICIT

Balance at beginning of period                       (12,481,000)  (14,357,000)
Net income                                             6,687,000     4,835,000
Cash dividends paid                                   (3,265,000)   (2,532,000)

Balance at end of period                              (9,059,000)  (12,054,000)

TOTAL SHAREHOLDERS' EQUITY                          $ 97,332,000  $ 94,123,000


NUMBER OF COMMON SHARES

Common Shares issued and outstanding
  at beginning of period                               9,053,881     9,030,585
Common Shares issued in payment of deferred
  Trustees' compensation                                  14,903        20,296
Stock options exercised                                   23,640           -

NUMBER OF COMMON SHARES ISSUED AND
  OUTSTANDING AT END OF PERIOD                         9,092,424     9,050,881



                                 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of April 30, 1996 and the results of its operations and its cash flows for the periods ended April 30, 1996 and 1995.

Operating results for the nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1996. The information contained in these financial statements should be read in conjunction with the Trust's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 30, 1995.

2. REAL ESTATE INVESTMENTS

ASSET HELD FOR SALE DIRECTLY BY THE TRUST

Owned Properties held directly by the Trust which have been approved for sale and are being marketed for sale are classified as Assets Held for Sale directly by the Trust.

In  January  1996  the  Trust  sold its one Asset Held for Sale directly by the
Trust,  Citibank  Office  Plaza  -  Oak  Brook.   The  property  was  sold  for
$11,380,000, resulting in a gain to the Trust of $470,000.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions.

As part of the March 1994 restructuring of the Trust's Cincinnati Marriott Inn investments the Trust committed to lend up to $600,000 to its lessee, secured by a third leasehold mortgage, to make certain approved capital improvements to the hotel. In February 1996 the Trust funded the $600,000 loan, which bears interest at 8.0% per annum with amortization commencing May 1, 1999 and matures on March 1, 2014.

During the quarter ended January 31, 1996 the Trust sold two Structured Transactions held directly by the Trust. In December 1995 the Trust sold its investment in Yorkshire apartments to an unrelated third party for $460,000, resulting in a gain to the Trust of $310,000. In November 1995 the Trust's Grosvenor Airport Inn land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's $2,000,000 mortgage loan was prepaid for $500,000, with the resulting loss of $1,500,000 being charged against the Trust's allowance for possible investment losses.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships, or a participation agreement, in which the Trust or its subsidiary is the general partner or lead lender and other institutional investors are limited partners or participants (the "Investment Partnerships").

During the quarter ended April 30, 1996, Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owned four investments in Overland Park, Kansas, sold its three office properties. The three investments, all classified as assets held for sale, were College Hills 3, College Hills 8 and Financial Plaza. The Trust, which has a 53.3% general partner's interest in this Investment Partnership, previously wrote down these properties by $2,575,000 to their estimated net realizable value. The net sales prices of these properties resulted in a gain to the Trust aggregating $443,000.

During the quarter ended January 31, 1996, PCA Southwest Associates Limited Partnership ("Southwest"), an Investment Partnership which owns 1,875 apartments in Houston, Texas, disposed of its Telegraph Hill - B investment by allowing the first mortgage lender to foreclose on the property and, as a result, the Trust wrote down its net investment in this property to zero. This $307,000 write-down was charged against the Trust's allowance for possible investment losses. The Trust's affiliate has a 45.45% general partner's interest in this Investment Partnership. In addition, during the quarter two Investment Partnerships reclassified certain of their real estate investments to assets held for sale. Midwest reclassified its investment in College Hills 3 to an asset held for sale. In addition, Midwest's Financial Plaza investment, which was previously reclassified to an asset held for sale, was further written down by the Trust by $1,255,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. Southwest reclassified its investments in St. Charles and Boardwalk to assets held for sale resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses.

During the first quarter of fiscal 1996, three of the Trust's Investment Partnerships disposed of two Structured Transactions and one Owned Property. In October 1995, PCA Crossroads Associates, Ltd. sold the land underlying Crossroads Mall to its lessee, resulting in a gain to the Trust of $3,500,000 on its investment of $2,000,0000. In September 1995, Southwest, which owned Chimney Rock apartments (714 units), sold the complex which resulted in a gain to the Trust of $1,000. In August 1995, PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California settled certain litigation. The Investment Partnership received $300,000 from the first mortgagee of Phase I for permitting it to take title to Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this partnership by $1,538,000. This write-down was charged against the Trust's allowance for possible investment losses. The Trust has a 23.8% general partner's interest in Canyon View.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

                                                Three Months Ended               Nine Months Ended
                                                   APRIL 30,                         APRIL 30,
                                             1996              1995         1996                 1995

REVENUES

Rents from Owned Properties                  $4,859,000       $5,308,000     $16,155,000        $15,608,000
Structured Transactions
  Base income                                   483,000          652,000       2,091,000          1,996,000
  Overage income                                 63,000          192,000         183,000            473,000
Other income                                     38,000          127,000         168,000            158,000

                                              5,443,000        6,279,000      18,597,000         18,235,000
EXPENSES
Owned Properties expenses                     2,872,000        3,014,000       9,034,000          9,734,000
Depreciation                                    203,000        1,045,000         985,000          3,088,000
Interest                                        409,000          581,000       1,407,000          1,387,000
Other                                           244,000          402,000         811,000          1,137,000

                                              3,728,000        5,042,000      12,237,000         15,346,000

INCOME BEFORE GAIN (LOSS) ON REAL
  ESTATE INVESTMENTS                          1,715,000        1,237,000       6,360,000          2,889,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments       831,000          242,000      14,833,000            242,000
  Write-down of real estate investments             -                -       (11,051,000)               -

NET INCOME                                   $2,546,000       $1,479,000     $10,142,000        $ 3,131,000

INCOME BEFORE GAIN (LOSS) ON REAL
  ESTATE INVESTMENTS
  Trust's share of income before gain
  (loss) on real estate investments          $  804,000       $  553,000     $ 2,879,000        $ 1,270,000
  Limited partners' share of income
   before gain (loss) on real estate
   investments                                  911,000          684,000       3,481,000          1,619,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Trust's share of gain on sale of
   real estate investments                      443,000          110,000       3,944,000            110,000
  Limited partners' share of gain
   on sale of real estate investments           388,000          132,000      10,889,000            132,000
  Trust's share of write-down of real
   estate investments
   (previously recorded by the Trust)               -                -        (3,810,000)               -
  Limited partners' share of write-down
   of real estate investments                       -                -        (7,241,000)               -

NET INCOME                                   $2,546,000       $ 1,479,000    $10,142,000        $ 3,131,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.  INDEBTEDNESS

During the quarter ended April 30, 1996, the Trust redeemed $11,000,000 principal amount of 10% Convertible Subordinated Debentures at their face amount and repurchased $50,000 principal amount of the 9 3/4% Convertible Subordinated Debentures at a discount. The Trust recognized an extraordinary net loss from the extinguishment of debt of $165,000 due to the write-off of the debentures' issuance costs.

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

4.  SUBSEQUENT EVENTS

Subsequent to the end of the quarter, on May 13, 1996 the Trust retired the remaining $3,125,000 of its 10% Convertible Subordinated Debentures and on May 24, 1996 retired the remaining $2,496,000 of its 9 3/4% Convertible Subordinated Debentures.

Additionally, on May 30, 1996 the Trust sold the land underlying the Bluffs II apartments in San Diego, California for $2,150,000, resulting in a gain to the Trust of $1,320,000. On June 5, 1996, the first mortgage investment in the
Lisle  Hilton  Inn  in  Lisle,  Illinois,  which  was  held  in  an  Investment
Partnership, was prepaid at par by the borrower. The Trust's share of the proceeds of the prepayment was $8,942,000. A portion of the proceeds from these two transactions was used to prepay $3,000,000 principal amount of the first mortgage loan secured by Loehmann's Fashion Island in Aventura, Florida.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS PLAN

On June 14, 1995, the Trustees adopted a business plan which provides for the orderly disposition of the Trust's investments (the "Business Plan"). The Trustees anticipate that the Business Plan will involve dispositions of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation.

To the extent the Trust receives net proceeds from sales of its properties, the Trust intends to utilize such net proceeds to retire debt and/or make distributions to shareholders. No assurances can be given as to the time required to carry out the plan (although the Trustees anticipated in June 1995 that the plan would be fully implemented within three to five years) or the prices at which the properties can be sold. To date the Business Plan is proceeding as anticipated. Immediately prior to the implementation of the Business Plan, the Trust owned 27 investments. During the first nine months of fiscal 1996, nine properties have been sold or disposed of and the proceeds have been used to retire $31,671,000 principal amount of the Trust's 10% and 9 3/4% Convertible Subordinated Debentures ($5,621,000 of which were retired after the end of the third quarter) and to declare a $1.75 special dividend payable on June 24, 1996. In addition, subsequent to the end of the third quarter, one property was sold and a mortgage investment was prepaid, resulting in gross proceeds to the Trust of $11,092,000. The Trust utilized $3,000,000 from these two dispositions to prepay a portion of the first mortgage loan on the Trust's Loehmann's Fashion Island property in Aventura, Florida. As the Trust continues to dispose of investments it intends to continue to make special distributions to shareholders and may prepay portions of its debt.

As a result of the implementation of the Business Plan, the disposition of investments and the payment of special dividends, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds From Operations and Net Income) are expected to decrease. Accordingly, shareholders are urged to read the following discussion of results of operations with this fact in mind.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at April 30, 1996 was $45,639,000 as compared to $71,816,000 at July 31, 1995. The Trust's debt to equity ratio decreased to .47x at April 30, 1996 from .77x at July 31, 1995. The decrease in the Trust's debt was primarily due to the redemption of $26,000,000 aggregate principal amount of the Trust's 10% Convertible Subordinated Debentures at their face amount. The improvement in the debt to equity ratio is primarily due to the redemption of the 10% debentures and an increase in shareholders' equity as a result of a $3,500,000 gain on the sale of the Crossroads Mall investment.

The Trust has a $10,000,000 revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. At April 30, 1996, no amounts were outstanding on the bank line.

Subsequent to the end of the quarter, on May 13, 1996 the Trust retired the remaining $3,125,000 of its 10% Convertible Subordinated Debentures and on May 24, 1996 retired the remaining $2,496,000 of its 9 3/4% Convertible Subordinated Debentures from the proceeds from the sale of real estate investments. The Trust also made a $3,000,000 prepayment on the $21,732,000 first mortgage loan secured by Loehmann's Fashion Island from the proceeds of two dispositions made subsequent to the end of the quarter.

Management believes that with cash provided by operating activities retained after dividends, proceeds from dispositions of properties and the Trust's borrowing capacity under its existing bank line, the Trust will be able to meet its fiscal 1996 cash requirements for anticipated capital expenditures on Owned Properties held directly by the Trust. The Trust currently expects that these cash requirements will total approximately $300,000 during the remainder of fiscal 1996. Further, the Trust believes that these same sources will be sufficient to fund its capital expenditure and anticipated long-term liquidity requirements for the foreseeable future. As discussed above, the Trust intends to use the proceeds received from the sale of its real estate investments to retire debt and/or make distributions to shareholders.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FUNDS FROM OPERATIONS
Funds from Operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from Operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (Funds from Operations equals net income, excluding gains (losses) from debt restructurings, sales of properties and non-recurring items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from Operations should be considered in conjunction with net income as presented in the Trust's unaudited financial statements. Funds from Operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity. Funds from Operations was calculated by the Trust as follows:

                                                Three  Months  Ended             Nine Months Ended
                                                      APRIL 30,                      APRIL 30,
                                             1996              1995           1996               1995


      Income before Gain on Sale of
        Real Estate Investments and
        Extraordinary Item                    $  998,000      $  457,000     $2,360,000         $1,538,000

      Depreciation on Owned Properties
        held directly by the Trust               867,000       1,059,000      2,959,000          3,166,000

      Trust's share of depreciation
        on unconsolidated Investment
        Partnerships                              73,000         526,000        399,000          1,553,000

      Non-recurring item                             -               -              -             (404,000)(1)

                                              $1,938,000      $2,042,000     $5,718,000         $5,853,000

      (1)Non-recurring income resulting from the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.


As noted above, the Trust anticipates that Funds from Operations and Net Income will decline over time as the Trust continues to dispose of its real estate investments and pay special dividends.

REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY

APARTMENTS

At July 31, 1995 the Trust had a $3,277,000 investment in PCA Canyon View Associates Limited Partnership, an Investment Partnership that held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. The Trust has a 23.8% general partner interest in this Investment Partnership. The Investment Partnership's investments in Phase I were subordinate to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended to August 1, 1994 in anticipation of a proposed sale. Both phases were also subject to non-subordinated land leases held by a third party. In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated court proceedings for the appointment of a receiver for Phase I and foreclosure. Shortly thereafter the Investment Partnership initiated court proceedings for the appointment of a receiver for Phase II and foreclosure on Phases I and II. In December 1994 the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Extensive negotiations then ensued with the Investment Partnership's lessee and the first mortgagee of Phase I. In August 1995, the litigation was settled with the Investment Partnership receiving $300,000 from the first mortgagee for permitting it to foreclose on Phase I and the Investment Partnership taking title

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to Phase II and receiving the proceeds from two letters of credit aggregating $1,750,000. As a result the Trust incurred a $1,538,000 loss on these transactions resulting from a $533,000 write-off of the Canyon View Phase I investment and a $1,005,000 write-down of the Canyon View Phase II investment. These losses had been previously provided for in the Trust's allowance for possible investment losses. The Investment Partnership has undertaken a $1,300,000 capital expenditure program required to correct structural deficiencies, construction deviations and damaged siding at Phase II. The program is expected to be completed in the Fall of 1996.

As previously reported, PCA Southwest Associates Limited Partnership, an Investment Partnership in which the Trust owns a 45.45% general partner interest, was in default under the terms of the first mortgage on Telegraph Hill - Phase B, a 259 unit complex, due to nonpayment of principal and interest. Management was unable to restructure this $2,487,000 mortgage loan on terms satisfactory to it, and therefore did not oppose the foreclosure by the first mortgagee in December 1995. At April 30, 1996, two investments held in this Investment Partnership were classified as assets held for sale. In January 1996, when these assets were so reclassified, they were written down to their net realizable values. The Trust's share of the write-down was $710,000, which was charged against the Trust's previously established allowance for possible investment losses.

Also, during the first quarter of fiscal 1996, this Investment Partnership sold the Chimney Rock apartments, a 714 unit complex, to an unrelated third party. In July 1995 the Trust reclassified this property to an asset held for sale and wrote the property down by $54,000. A $1,000 gain was realized by the Trust on the sale. As previously reported, a portion of the funds from this sale were used by the Investment Partnership in December to pay off, at a $154,000 discount, the first mortgage on St. Charles -Phase A.

In December 1995 the Trust sold the land underlying the Yorkshire apartments for $460,000 resulting in a gain of $310,000 on its $135,000 investment. For the year ended July 31, 1995 the Trust earned $42,000 on this investment.

Subsequent to the end of the third quarter the Trust's lessee repurchased the land underlying the Bluffs II apartments for $2,150,000. The Trust's investment in this Structured Transaction was $825,000 resulting in a gain of $1,320,000 after closing expenses. For the year ended July 31, 1995 the Trust earned $215,000 on this investment.

OFFICE BUILDINGS

During the third quarter the Trust sold three office properties, Financial Plaza, a cluster of four buildings, College Hills 3 and College Hills 8, all of which were held by Property Capital Midwest Associates, L.P., one of the Trust's Investment Partnerships in which the Trust holds a 53.3% general partner interest. The Trust realized a gain from the sale of $443,000, primarily from the sale of College Hills 8. The properties had been written down previously by $2,575,000 (the Trust's share) to their net realizable values.

As previously reported, during the second quarter of fiscal 1996, Citibank Office Plaza - Oak Brook was sold at a gain of $470,000 ($.05 per share). At July 31, 1995 this investment was reclassified to Asset Held for Sale directly by the Trust and was written down by $971,000 to its expected sales proceeds.

SHOPPING CENTERS

During the first quarter of fiscal 1996 the Investment Partnership which owned the land under the Crossroads Mall in Boulder, Colorado, sold its investment back to its lessee. The Trust received approximately $5,500,000 of sales proceeds on its $2,000,000 investment. For the year ended July 31, 1995 the Trust earned $365,000 on this investment.

Loehmann's Fashion Island, in Aventura, Florida, an Owned Property held directly by the Trust, suffered a decrease in the leased rate from 90% at July 31, 1995 to 88% at April 30, 1996. As previously reported, the Trust retained a new property management and leasing firm in May 1995. Management is reevaluating its strategy for this property based upon leasing performance and current projections.

Plaza West Retail Center, in Overland Park, Kansas, a mixed use retail office complex held by an Investment Partnership, which was reclassified to assets held for sale at July 31, 1995, is currently being marketed for sale.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HOTELS

During the third quarter the Trust funded a $600,000 third leasehold mortgage loan to its lessee of the Cincinnati Marriott Inn to make certain capital improvements. The loan bears interest at 8.0% per annum with amortization commencing May 1, 1999 and maturing March 1, 2014.

Subsequent to the end of the third quarter the first mortgage investment in the Lisle Hilton Inn, which was held in an Investment Partnership, was prepaid at par. The Trust's share of the proceeds was $8,942,000.

As previously reported, in the second quarter of fiscal 1996 the Trust sold to its lessee/mortgagor the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. The loss on the sale had been fully provided for in the Trust's allowance for possible investment losses. For the year ended July 31, 1995 the Trust earned $200,000 on this investment.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1996 VERSUS THE THREE AND NINE MONTHS ENDED APRIL 30, 1995

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 14% and 22% for the three and nine months ended April 30, 1996, as compared to the same periods in the prior year, primarily due to the Trust's sale of the Citibank Office Plaza - Oak Brook office building in January 1996 and the 6110 Executive Boulevard office building in January 1995, and the receipt by the Trust in the first quarter of the prior year of $404,000 of non-recurring income related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.

There was no significant change in base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) for the three and nine months ended April 30, 1996, respectively, as compared to the same periods in the prior year.

Overage income from Structured Transactions held directly by the Trust increased 24% and 19% for the three and nine months ended April 30, 1996, respectively, as compared to the same periods in the prior year, primarily due to increased overage income from the Sandpiper Cove apartments and the City Centre Holiday Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships increased 45% and 127% for the three and nine months ended April 30, 1996, respectively, as compared to the same periods in the prior year, primarily due to the increased net income recorded by the Trust from Property Capital Midwest Associates, L.P. When the properties in this Investment Partnership were reclassified to assets held for sale they were written down to their expected sales proceeds; therefore, depreciation is no longer taken on these properties. The increase is also due to improved performance of certain properties in PCA Southwest Associates Limited Partnership's portfolio. Additionally, as previously reported, PCA Canyon View Associates Limited Partnership settled pending litigation and the partnership received certain income which had not been previously accrued by the Trust. These increases were offset by the loss of revenues due to the sale of Financial Plaza, College Hills 3 and College Hills 8 during the third quarter of fiscal 1996 and the sale of Crossroads Mall investment and the Chimney Rock apartments in the first quarter of fiscal 1996 and the Braes Hill apartments in the third quarter of fiscal 1995.

Advisory fee income decreased 14% and increased 19% for the three and nine months ended April 30, 1996, respectively, as compared to the same periods in the prior years primarily due to timing of distributions paid by the Trust's Investment Partnerships and the sale of Crossroads Mall, which was held by an Investment Partnership. Interest income was earned by the Trust in the amount of $89,000, $101,000 and $100,000 for the first, second and third quarters, respectively, primarily from short-term investing of sales proceeds prior to the redemption of debentures.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 18% for the three and nine months ended April 30, 1996, respectively, as compared to the same periods in the prior year primarily due to the sale of Citibank Office Plaza - Oak Brook in January 1996 and the sale of 6110 Executive Boulevard in January 1995.

Interest expense decreased 33% and 26% for the three and nine months ended April 30, 1996 as compared to the same periods in the prior year primarily due to the redemption of most of the Trust's 10% Convertible Subordinated Debentures and the sale of 6110 Executive Boulevard, which was encumbered by a first mortgage, offset by an increase in interest expense related to Loehmann's Fashion Island.

Depreciation expense decreased 18% and 7% for the three and nine months ended April 30, 1996 as compared to the same periods in the prior year, primarily due to the elimination of depreciation on Citibank Office Plaza -Oak Brook upon its reclassification as an Asset Held for Sale directly by the Trust in July 1995 and the sale of 6110 Executive Boulevard in January 1995, offset in part by the write-off of certain tenant improvements at Citibank Office Plaza - Schaumburg related to a tenant's bankruptcy in the second quarter of fiscal 1996.

General and administrative expenses increased 78% and 66% for the three and nine months ended April 30, 1996, as compared to the same periods in the prior year, primarily due to the accrual of severance arrangements for the Trust's employees provided for as part of the Business Plan. Professional fees increased 35% for the nine months ended April 30, 1996, due to the legal fees associated with the Trust's adoption of its Business Plan.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the third quarter of fiscal 1996 included a gain of $443,000 ($.05 per share) primarily from the sale of College Hills 8. Net income for the second quarter of fiscal 1996 included a gain of $470,000 ($.05 per share) on the sale of the Citibank Office Plaza - Oak Brook and a $310,000 ($.04 per share) gain on the sale of the land underlying the Yorkshire apartments. Net income for the first quarter of fiscal 1996 included a gain of $3,500,000 ($.39 per share) on the sale of the land underlying Crossroads Mall located in Boulder, Colorado and a gain of $1,000 on the sale of the Chimney Rock apartments. In the prior year net income included a gain of $3,099,000 ($.34 per share) on the sale of 6110 Executive Boulevard and a gain of $110,000 ($.01 per share) on the sale of Braes Hill apartments.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

During the first, second and third quarters of fiscal 1996 the Trust retired $4,000,000, $11,000,000 and $11,000,000, respectively, of its 10% Convertible
Subordinated Debentures at face value. In the third quarter of fiscal 1996 the Trust retired $50,000 of its 9 3/4% Convertible Subordinated Debentures at a discount. Due to the early retirement of these Convertible Subordinated Debentures the Trust incurred an extraordinary loss on the extinguishment of debt from the write-off of related issuance costs in the amounts of $63,000 ($.01 per share) in the first quarter, $169,000 ($.02 per share) in the second quarter and $165,000 ($.02 per share) in the third quarter.

DIVIDENDS

On May 22,1996, the Trust declared a special dividend of $1.75 per share ($16,146,000) from the proceeds of sales of properties. Additionally, the Trust declared a regular quarterly dividend for the third quarter of fiscal 1996 of $.12 per share versus $.10 per share for the same period in the prior year. The tax classification of these dividends will not be determinable until the end of the calendar year. The Trust pays its regular quarterly dividends approximately 55 days following the end of each fiscal quarter.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations section constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Trust, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, adverse changes in the real estate market in the regions of the country in which the Trust owns properties or has investments, and other factors noted in this report.


PART II.  OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

In November 1994, a tenant that occupies approximately 28,000 square feet of College Hills 3, a 37,700 square foot office building located in Overland Park, Kansas, owned by Property Capital Midwest Associates, L.P. (an Investment Partnership), filed an action in the District Court of Johnson County, Kansas, in which the tenant claimed that the Trust and the Investment Partnership violated the terms of the tenant's space leases. The tenant alleged that it had an oral agreement with the Investment Partnership's predecessor-in-title to the building, the Trust and the Investment Partnership granting the tenant the right to lease additional space that might become available in the building, which allegation the Trust and Investment Partnership denied. The tenant also asserted that it was entitled to damages in excess of $1,000,000, which assertion was denied by the Trust and the Investment Partnership. The tenant, the Trust and the Investment Partnership subsequently agreed to a settlement pursuant to which the litigation was dismissed with prejudice, the building was sold to the tenant and the Partnership reimbursed the tenant for $100,000 of the tenant's litigation expenses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      PROPERTY CAPITAL TRUST
                                           REGISTRANT


                                      /S/ROBERT M. MELZER
                                      ------------------------
                                      Robert M. Melzer
6/14/96                               President and Chief Executive Officer
- -------
 Date                                 (Principal Financial Officer)