Form 10-K
period 1996-07-31
PROPERTY CAPITAL TRUST
filed 1996-10-29
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended July 31, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
            For the transition period from            to

                          Commission File No. 1-7003

                           PROPERTY CAPITAL TRUST
            (Exact name of registrant as specified in its charter)



                    MASSACHUSETTS                          04-2452367
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)


           101 FEDERAL STREET, 4TH FLOOR
               BOSTON, MASSACHUSETTS                            02110-1817
         (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:  (617) 737-0100

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

As of September 30, 1996, the aggregate market value of Common Shares held by non-affiliates of the registrant was approximately $85,539,000

As of September 30, 1996, there were 9,374,123 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for the Annual Meeting of Shareholders to be held on December 17, 1996 are incorporated by reference into Part III as set forth herein.

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

The Trust currently operates under a business plan which provides for the orderly disposition of the Trust's investments (the "Business Plan"). The Business Plan contemplates the disposition of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized, and currently intends to continue to utilize, net proceeds from the sale of its properties to retire debt and/or make distributions to shareholders to the extent such funds are not needed by the Trust for its operations.

The progress made by the Trust in implementing the Business Plan has been greater than initially anticipated. Immediately prior to the implementation of the Business Plan, the Trust owned 27 investments. During fiscal 1996, 13 properties were sold or otherwise disposed of. The proceeds from these sales and approximately $5,000,000 in cash received by the Trust from sales made at the end of fiscal 1995, were used to retire all of the Trust's 10% and 9 3/4% Convertible Subordinated Debentures ($31,671,000 principal amount), to prepay $3,000,000 of the first mortgage loan on the Trust's Loehmanns Fashion Island property in Aventura, Florida, and to pay special dividends aggregating $2.75 per share ($25,403,000). Since the end of fiscal 1996, the Trust has disposed of two additional properties.

In implementing the Business Plan, the Trustees have followed two different approaches with respect to the disposition process, one relating to the Structured Transactions (land leasebacks and/or mortgage loans) and the other relating to the Owned Properties. With respect to the Structured Transactions, the Trust has commenced discussions with many of its lessees/mortgagors regarding repurchasing or repaying the Trust's investments. Since management is intent on realizing full value for the Structured Transactions, negotiations with some of these logical purchasers are likely to extend over a considerable period of time. With respect to the disposition of Owned Properties, the Trust has used brokers to handle most sales. The Trust bases its decision as to timing of sales on such factors as the physical condition, occupancy and cash flow status of each property and prevailing market conditions. Once a decision to sell an Owned Property is made, the process of broker selection, marketing, contract negotiations and closing normally takes between six and nine months.

No properties have been, and it is not expected that any properties will be, sold to persons deemed to be affiliates of the Trust. Each offer to purchase Trust assets must be acted upon by the Board of Trustees, which Board is currently comprised of seven Trustees, five of whom are unaffiliated with the Trust. Effective as of the Trust's 1996 Annual Meeting of Shareholders, it is expected that the Board of Trustees will be reduced to six Trustees, four of whom will be unaffiliated with the Trust.

Although no assurances can be given as to the time required to sell all of the Trust's investments or the amount of net proceeds that will be realized from the sale thereof, management estimated, on August 23, 1996, that the bulk of the Trust's remaining investments will be sold by the end of fiscal 1998 and that the amount of future distributions its shareholders will receive from the disposition of the Trust's investments will be approximately $9.25 per share.
When added to the $2.75 per share of disposition proceeds previously distributed, this results in an increase in management's estimate of total distributions to approximately $12.00 per share from the approximately $10.00 per share set forth in the Trust's 1995 Proxy Statement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note on Forward-Looking Statements."

Distributions to shareholders will be made periodically at such times and upon such terms as determined by the Trustees. Following the sale of all of the Trust's investments and satisfaction by the Trust, through payment or establishment of reserves, of all of its liabilities and obligations, the Trust will distribute to its shareholders the balance of available proceeds. The Trustees may from time to time fix a date in respect of any distribution for the determination of the persons to be treated as shareholders of record entitled to receive such distributions. Shareholders will be advised at the time of any such distribution as to the details of the mechanics of the distribution and the means by which shares will be canceled once all of the Trust's assets have been distributed.

Before the final distributions of the Trust's remaining assets to the shareholders, the Common Shares will continue to be transferable and the Trust's shareholders will continue to have such rights as applicable law confers upon shareholders. It is the intention of the Trustees to maintain the listing of the Common Shares on the American Stock Exchange until such time as the American Stock Exchange causes the Common Shares to be delisted. Once either all of the Trust's assets have been sold and the net proceeds are distributed to the Trust's


ITEM 1. BUSINESS (continued)
shareholders,  the legal formalities of terminating the Trust will be completed
in  accordance  with   the   terms   of  the  Declaration  of  Trust  and  with
Massachusetts' laws.

REAL ESTATE INVESTMENTS

The Trust's real estate portfolio is comprised primarily of equity investments in office buildings, shopping centers, apartment complexes and hotels located throughout the United States. The Trust's investments were either made directly (including through wholly owned subsidiaries) or through limited partnerships (classified as and referred to herein as "Investment Partnerships") in which the Trust or its subsidiary is general partner and other institutional investors are the limited partners.

Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions. Investments representing ownership of improved income producing properties are classified as Owned Properties. Owned Properties involve operation and management responsibility with property management delegated to independent contractors. Owned Properties which have been approved for sale by the Trustees (and, if applicable, the limited partners of an Investment Partnership) and are being marketed for sale are classified as Assets Held for Sale. For financial reporting purposes, the Trust categorizes its investments into four groups, Owned Properties held directly by the Trust (which includes investments held by wholly owned subsidiaries), Structured Transactions held directly by the Trust, Assets Held for Sale directly by the Trust (which currently consist of Owned Properties) and interests in Investment Partnerships (which currently hold Owned Properties and Assets Held for Sale).

At July 31, 1996, the portfolio of real estate investments included four Owned Properties, consisting of three held directly by the Trust, or wholly owned subsidiaries and one held by an Investment Partnership, seven Structured Transactions held directly by the Trust and three Assets Held for Sale, one of which is classified as an Asset Held for Sale directly by the Trust (previously classified as an Owned Property held directly by the Trust) and two of which are classified as Assets Held for Sale in Investment Partnerships (previously classified as Owned Properties held in Investment Partnerships). Subsequent to the end of fiscal 1996 the two Assets Held for Sale in Investment Partnerships were sold.

For a description of the Trust's individual investments and developments relating to such investments during the year, see Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedule III,
Schedule IV and Exhibit A included in Item 14 hereof.

COMPETITION, REGULATION AND OTHER FACTORS

The success of the Trust depends, among other factors, upon general economic conditions and trends, including real estate and population trends, interest rates, government regulations and legislation, income tax laws and zoning laws. The success of the Business Plan depends on the Trust's ability to sell investments at prices that reflect the underlying value of such investments. The Trust does not consider its real estate business to be seasonal in nature.

The Trust's real estate investments are located in markets in which they face significant competition for the revenues they generate. The Trust's investments, particularly the office buildings and hotels, are located in markets which have a substantial supply of available space, resulting in significant competition on the basis of price and amenities. The Trust's real estate investments also compete with other properties that are being offered for sale. The market for Owned Properties is competitive and the interest of potential buyers can be impacted by various factors including property performance, physical condition, neighborhood characteristics and trends, interest rates, price and general economic conditions. The Trust has typically sold its Structured Transactions to its lessees either in conjunction with a project refinancing or sale. In addition to the factors noted above, such sales are also dependent on the willingness of the lessee to consummate such a transaction.

TENANTS

Spaces in the Owned Properties are leased to 1,033  tenants including 56 retail
tenants, 59 office tenants and 921 apartment tenants.   The  lease  terms range
from tenancies-at-will to 20 years.

PROPERTY MANAGEMENT

All Owned Properties are managed by professional property management firms that are independent of the Trust and report directly to the Trust's management. Property management fees range from 2.25% to 5% of annual gross receipts from the operations of the properties and each property management agreement may be terminated upon 30 days' notice.

ITEM 1.  BUSINESS (continued)

INSURANCE

The Owned Properties and Assets Held for Sale, which include properties that are owned directly by the Trust (or its subsidiaries) and by the Investment Partnerships, have commercial general liability coverage with limits of $76,000,000 per occurrence and $89,000,000 in the aggregate except for PCA Southwest Associates Limited Partnership which is subject to a $77,000,000 aggregate limit. This coverage protects the Trust and, where applicable, the Investment Partnerships against liability claims as well as the costs of defense. Property insurance on the Owned Properties and Assets Held for Sale is maintained on a replacement value basis covering both the cost of direct physical damage and the loss of rental income, subject to a limit of $50,000,000 at any one location except Loehmann's Fashion Island, which is subject to a $20,000,000 limit, and the apartments located in Houston, which are subject to a $24,816,600 limit. Separate flood and earthquake insurance is provided with an annual aggregate limit of $10,000,000 for each peril, with the exception of the Houston apartments which are subject to a $17,500,000 limit, with a $1,000,000 per occurrence deductible (for flood coverage only). Liability and property insurance for Structured Transactions is carried by the Trust's lessees/mortgagors.

At the end of fiscal 1996, two Investment Partnerships, Property Capital Midwest Associates, L.P. ("Midwest") and PCA Canyon View Associates Limited Partnership ("Canyon View"), each held, as its only investment, an Asset Held for Sale which was sold subsequent to the end of fiscal 1996. Additionally, at July 31, 1996, PCA Southwest Associates Limited Partnership ("Southwest") held, as its only investment, an Owned Property. The Trust, as general partner, is liable for all obligations of and claims made against Midwest and Canyon View beyond the net worth of such partnerships and, in the case of claims covered by the Investment Partnership's liability insurance, the amount of such insurance. The Trust has sought to obviate such liability with respect to Southwest by transferring its general partnership interest to a limited partnership of which a wholly owned subsidiary of the Trust is the general partner and the Trust is the limited partner.

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

GOVERNMENT REGULATIONS

A number of jurisdictions have laws and regulations relating to the ownership of real estate, such as local building and similar codes. From time to time, capital expenditures at Owned Properties may be required to comply with changes in these laws. When Canyon View took title to its Phase II investment in August 1995, it voluntarily commenced a program to correct certain construction deficiencies and make repairs to the exterior siding at a cost of $1,050,000. This property was sold by the Investment Partnership subsequent to the end of fiscal 1996.

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

CUSTOMERS

As of July 31, 1996, the Trust's most significant relationship with any single third-party owner of real estate was with the National Corporation for Housing Partnerships ("NHP") which, through affiliates, is the lessee/mortgagor in two of the Trust's apartment investments. The Trust's investments consist of a $5,400,000 land leaseback in Sandpiper Cove apartments and investments totaling $9,770,000 in Elm Creek apartments (a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan). These investments accounted for approximately 14% of the Trust's real estate portfolio as of July 31, 1996 and approximately 7% of the Trust's total revenues from its real estate portfolio during fiscal 1996. Neither NHP nor any other lessee or borrower is affiliated with the Trust or its Trustees.




ITEM 1.  BUSINESS (continued)

ANTICIPATED CAPITAL EXPENDITURES

In accordance with the Business Plan, no new acquisitions  of  property will be
made.    The  Owned  Properties  will  continue  to  be  managed
to maximize performance and values. For fiscal 1997 the aggregate amount of anticipated capital expenditures at Owned Properties held directly by the Trust and Assets Held for Sale directly by the Trust is $4,050,000, primarily for tenant improvements and leasing commissions. The funds necessary for capital expenditures are anticipated to be available from cash flow provided by operations and proceeds from the sale of properties.

Additionally, the Trust's share of anticipated tenant improvements, leasing commissions and other capital expenditures at Owned Properties and Assets Held for Sale in Investment Partnerships is approximately $100,000. These funds are anticipated to be available from the Investment Partnerships' cash flows.

BORROWINGS

At July 31, 1996, the Trust had $36,889,000 of debt outstanding as follows:

                                      PRINCIPAL
                                AMOUNT         INTEREST RATE          MATURITY

Mortgage Notes Payable
  Loehmann's Fashion Island  $ 18,732,000          7.97%{(1)}        July 1998
  One Park West                 9,727,000          9.50%             June 2000
  Park Place                    8,430,000          5.65%              May 2008
                             ------------
                             $ 36,889,000
                             ============

{(1)} Rate is fixed until December 1996; see below for further information.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the Notes to Consolidated Financial Statements of the Trust.


ITEM 2. PROPERTIES


The Trust's Real Estate Investments (net of accumulated depreciation) consist of the following:

                                                          JULY 31,
                                         1996          1995          1994

Owned   Properties   held
 directly by the Trust               $ 56,810,000   $ 83,985,000  $105,295,000
Structured Transactions  held
 directly by the Trust
   Land leasebacks                    14,180,000      17,140,000    17,140,000
   Mortgage loans                     14,020,000      15,431,000    15,441,000
Investment Partnerships*               9,600,000      48,299,000    51,998,000
                                      ----------     -----------   -----------
                                      94,610,000     164,855,000   189,874,000
Allowance for possible investment
 losses                               (4,636,000)    (14,077,000)  (17,413,000)
                                      ----------      ----------    ----------
                                      89,974,000     150,778,000   172,461,000
Asset Held for Sale directly by
 the Trust                            16,938,000      10,185,000             -
                                      ----------      ----------   -----------
                                    $106,912,000    $160,963,000  $172,461,000
                                    ============    ============  ============

  * Includes, Canyon View II and Plaza West Retail Center, which were classified as Assets Held for Sale in Investment Partnerships in fiscal 1996, and which were both sold subsequent to July 31, 1996.



ITEM 2.  PROPERTIES (continued)

Many of the investments in the portfolio are subject to first mortgage financing, which aggregated $111,420,000 as of July 31, 1996. Included in this amount is $27,162,000 of debt on two of the Owned Properties held directly by the Trust, $9,727,000 of debt on the Asset Held for Sale directly by the Trust and $10,314,000 of debt on an Owned Property held in an Investment Partnership. The balance represents mortgage debt on Structured Transactions which is not presented as a liability in the Trust's financial statements because the obligation to pay such debt is that of the Trust's lessees/mortgagors. All of this indebtedness, with the exception of $12,000,000 of debt on Loehmann's Fashion Island, is non-recourse to the Trust. For additional information, see Note 3 of the Notes to Consolidated Financial Statements of the Trust and Schedule III and Exhibit A included in Item 14 hereof.

As of July 31, 1996, the Trust's Real Estate Investments (net of accumulated depreciation and before the allowance for possible investment losses) were diversified by type of property as follows:

                                   NUMBER OF     INVESTMENT          % OF
TYPE OF PROPERTY                   PROPERTIES      AMOUNT            TOTAL

Shopping Centers{(1)}                  4          $47,127,000         42%
Office Buildings                       3           37,591,000         34
Apartments{(2)}                        5           18,514,000         17
Hotels                                 2            8,316,000          7
                                      --       --------------         --
                                      14        $ 111,548,000        100%
                                      ==       ==============        ====

As of July 31, 1996, the Trust's Real Estate Investments (net of accumulated depreciation and before the allowance for possible investment losses) were diversified by geographic region as follows:

                                    NUMBER OF       INVESTMENT        % OF
GEOGRAPHIC REGION                   PROPERTIES        AMOUNT          TOTAL

Midwest{(1)}                            6          $45,395,000         41%
South                                   3           42,865,000         38
East                                    1           16,938,000         15
West{(2)}                               4            6,350,000          6
                                       --        -------------        ---
                                       14        $ 111,548,000        100%
                                       ==        =============        ===

{(1)} Includes Plaza West Retail Center which was sold subsequent to year-end. {(2)} Includes Canyon View II which was sold subsequent to year-end.

The following is a schedule of the 14 properties in which the Trust has investments at July 31, 1996.

INVESTMENTS HELD DIRECTLY BY THE TRUST

                                                                             Trust's                    Average       Percent
                                                              Year Built/   Carrying    Third Party      Rent per      Leased
                              Location       Property Size     Renovated     Value      Indebtedness     Sq. Ft.      7/31/96
------------------------------------------------------------------------------------------------------------------------------

OWNED PROPERTIES HELD DIRECTLY BY THE TRUST
OFFICE
Citibank Office Plaza      Schaumburg, IL   105,400 sq.ft.       1978      $  9,452,000          -       $17.67         78%
Park Place                    Clayton, MO    72,000 sq.ft.       1984        11,201,000  $8,430,000       22.44        100%
                                            -------------                   -----------  ----------
                                            177,400 sq.ft.                  $20,653,000  $8,430,000
                                            =============                   ===========  ==========

RETAIL
Loehmann's Fashion Island    Aventura, FL   282,000 SQ.FT.    1980/1994     $36,157,000 $18,732,000       $14.87{(1)}   90%
                                            =============                   ===========  ==========


ASSET HELD FOR SALE DIRECTLY BY THE TRUST

OFFICE
One Park West             Chevy Chase, MD   136,000 SQ.FT.       1980       $16,938,000  $9,727,000       $26.01         99%
                                            =============                   ===========  ==========




                                                                             Trust's                     Percent
                                                              Year Built/   Carrying    Third Party      Leased
                              Location       Property Size     Renovated     Value      Indebtedness     7/31/96
----------------------------------------------------------------------------------------------------------------

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

RETAIL
Roseburg Valley Mall       Roseburg, OR      237,000 sq.ft.  1980          $3,964,000     $6,685,000       95%
Lakeside Center             Burbank, CA       66,000 sq.ft.  1962/1986        350,000        131,000      100%
                                             -------------                 ----------     ----------
                                             303,000 sq.ft.                $4,314,000     $6,816,000
                                             =============                 ==========     ==========

APARTMENTS


Sandpiper Cove         Boynton Beach, FL        416 units    1989          $5,400,000    $16,418,000      90%
Elm Creek                   Elmhurst, IL        372 units    1988           9,770,000     20,921,000      99%
Northbrook            San Bernardino, CA        190 units    1972             400,000               -     87%
                                                ---------                ------------    -----------
                                                978 units                 $15,570,000    $37,339,000
                                                =========                ============    ===========

HOTELS
City Centre Holiday Inn      Chicago, IL        500 rooms    1976          $2,000,000    $ 9,689,000      72%{(2)}
Cincinnati  Marriott Inn  Cincinnati, OH        350 rooms    1968/1985      6,316,000     10,373,000      68%{(2)}
                                                ---------                  ----------    -----------
                                                850 rooms                  $8,316,000    $20,062,000
                                                =========                  ==========    ===========

INVESTMENTS HELD IN INVESTMENT PARTNERSHIPS

                                                                                               Percent    Percent
                                                 Year Built/   Partnership's    Third Party     Owned     Leased
                 Location        Property Size    Renovated       Equity        Indebtedness   by PCT     7/31/96
-------------------------------------------------------------------------------------------------------------------

OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS

APARTMENTS
Telegraph Hill        Houston, TX    921 UNITS          1978      $2,877,000       $10,314,000       45.5%     100%



ASSETS HELD FOR SALE IN INVESTMENT PARTNERSHIPS

RETAIL
Plaza West Retail
 Center{(3)}      Overland Park, KS  98,000 SQ.FT.     1988     $12,488,000               -        53.3%      100%

APARTMENTS


Canyon View II{(3)}   San Ramon, CA    188 UNITS       1988      $6,870,000               -         23.8%      99%


{(1)} Net rent
{(2)} Average occupancy for fiscal 1996
{(3)} Sold subsequent to July 31, 1996


OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

The carrying value of the three Owned Properties held directly by the Trust totals $56,810,000 (51% of Real Estate Investments before the allowance for possible investment losses). Two of the properties are office buildings located in suburban markets and the third property is a retail center located in Aventura, Florida. Each property accounts for more than 5% of either Real Estate Investments (before the allowance for possible investment losses) or total revenues and is described below.

CITIBANK OFFICE PLAZA - SCHAUMBURG, ILLINOIS

Citibank Office Plaza - Schaumburg is a 105,400 square foot, five story, multi-tenant office building, built in 1978. The property is located in suburban Chicago, Illinois, and is not encumbered by mortgage financing. At July 31, 1996, the property was 78% leased. Two tenants each occupy more than 10% of the building with spaces aggregating 30,490 square feet and 11,909 square feet and lease expiration dates of October 31, 2001 (with an early termination option of October 31, 1998) and December 31, 2003 (with an early termination option at December 31, 1999), respectively.

PARK PLACE - CLAYTON, MISSOURI

Park Place is a 72,000 square foot, five story, multi-tenant office building with a parking garage, built in 1984. The property is located in suburban St. Louis, Missouri. At July 31, 1996, the property was 100% leased and was encumbered by a mortgage securing an $8,430,000 Industrial Revenue Bond issue with an average interest rate of 5.65%, due in May 2008. Three tenants each occupy more than 10% of the building with spaces aggregating 14,455 square feet, 12,836 square feet and 9,934 square feet, and lease expiration dates of March 31, 2001, May 31, 2000 and October 31, 1997, respectively.

LOEHMANN'S FASHION ISLAND - AVENTURA, FLORIDA

Loehmann's Fashion Island is a 282,000 square foot open mall specialty shopping center located in Aventura, Dade County, Florida, which underwent a major redevelopment that was substantially completed in fiscal 1994. The property is owned by a partnership whose partners are wholly owned subsidiaries of the Trust. At July 31, 1996, the property was 90% leased and was encumbered by an $18,732,000 mortgage, which is due in July 1998. The loan bears interest at the lender's floating prime rate plus 1/4%. The borrower, however, has

ITEM 2.  PROPERTIES (continued)
the option, at no cost to it, to fix the rate from time to time at 2.25% over comparable term LIBOR or U.S. Treasury rates, for a specified number of times. The borrower made such an election as to the then outstanding principal balance in July 1995, and through December 1996 the interest rate is fixed at 7.97%. Two tenants each occupy more than 10% of the shopping center with spaces aggregating 47,813 square feet and 47,220 square feet and lease expirations of May 31, 2013 and May 30, 2013, respectively.

For additional information on the Trust's Owned Properties held directly by the Trust see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedule III of Item 14.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

The carrying value of the seven properties classified as Structured Transactions held directly by the Trust totals $28,200,000 (25% of Real Estate Investments before the allowance for possible investment losses at July 31,
1996). Three of the Structured Transactions held directly by the Trust each account for more than 5% of either Real Estate Investments (before the allowance for possible investment losses) or total revenues and are described below.

ELM CREEK APARTMENTS - ELMHURST, ILLINOIS

Elm Creek apartments is a 372 unit luxury apartment complex built in 1988, located in suburban Chicago, Illinois. At July 31, 1996, the property was 99% leased. The Trust's total investment in this property is $9,770,000 and is comprised of a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan. The land lease, including renewal options, expires in December 2063 and provides for annual fixed rent of $223,000, payable monthly and overage rent of 40% of increases in revenues (as defined) of the property over specified amounts. In fiscal 1996, the Trust earned overage rent (rent in excess of the annual fixed payment) of $90,100. The lessee has the right to sell the land and improvements to a third party at any time (subject to the Trust's leasehold mortgage being repaid in full at that time). If the lessee so elects, the purchase price for the land shall be determined at that time pursuant to a previously agreed upon formula based on the sales price of the project, but not less than $2,230,000. The Trust's leasehold mortgage bears interest at the rate of 10% per annum and matures in November 2018. No amortization payments are required under this loan prior to maturity. The Trust's investments in this property are subordinated to a third party first mortgage loan of $20,921,000 bearing interest at 9.5% and due in 1997.

CITY CENTRE HOLIDAY INN - CHICAGO, ILLINOIS

City Centre Holiday Inn, located in downtown Chicago, is a 500 room hotel built in 1976. In fiscal 1996, the average occupancy was 72%. The Trust holds a $2,000,000 land leaseback interest in this property. The land lease, including renewal options, expires in December 2052 and provides for fixed monthly rent payments of $220,000 per annum. In addition, the Trust is entitled to receive overage rent annually equal to 1% of gross receipts (as defined) and 15% of gross room revenues (as defined) over specified amounts. In fiscal 1996, the overage rent earned by the Trust from this investment was $1,613,000. In September 1996, the lessee exercised an option to repurchase the Trust's land investment in January 1997 for approximately $20,000,000. The Trust's investment is subordinated to a third party first mortgage loan of $9,689,000 bearing interest at 9.13% and due in 1997.

CINCINNATI MARRIOTT INN - CINCINNATI, OHIO

Cincinnati Marriott Inn is a 350 room hotel built in 1968. In fiscal 1996, the average occupancy was 68%. The Trust holds a $2,000,000 land leaseback interest in this property and two leasehold mortgage loans totaling $4,316,000. The land lease, including renewal options, expires in December 2058 and provides for fixed annual rental of $240,000, payable monthly. The primary leasehold mortgage of $3,716,000 bears interest at the rate of 5.65% per annum, with amortization commencing May 1, 1999 and maturing March 2014. Additionally, during fiscal 1996, the Trust funded a $600,000 junior leasehold mortgage loan to finance the cost of certain capital improvements. The loan bears interest at 8% per annum, with amortization commencing May 1, 1999 and maturing March 2014. The Trust's investments in this property are subordinated to a third party first mortgage loan of $10,373,000 bearing interest at 9.75% and due in 1999.

No other Structured Transaction held directly by the Trust constitutes 5% or more of the Trust's Real Estate Investments (before the allowance for possible investment losses) or represents more than 5% of total revenues. For additional information on the Structured Transactions held directly by the Trust see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedules III and IV of Item 14.





ITEM 2.  PROPERTIES (continued)

INVESTMENT PARTNERSHIPS

The Trust's three Investment Partnerships hold one Owned Property and two Assets Held for Sale. The Trust's equity investments in these three Investment Partnerships total $9,600,000 (9% of Real Estate Investments before the allowance for possible investment losses). The

Trust's most significant partnership investment accounted for more than 5% of either Real Estate Investments (before allowance for possible investment losses) or total revenues, and is discussed below.

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.

In the beginning of fiscal 1996, Midwest (in which the Trust has an interest of 53.3%) owned three office properties, which were sold during the year, and a 98,000 square foot shopping center building built in 1988, which is classified as an Asset Held for Sale at July 31, 1996. Subsequent to the end of fiscal 1996, the shopping center was sold. All properties in this partnership were located in Overland Park, Kansas, a suburb of Kansas City, Missouri, and were owned free and clear of mortgage debt. At July 31, 1996, the Trust's equity investment in this partnership was $6,656,000. The shopping center was 100% leased at July 31, 1996. Two tenants occupy 10% or more of the 98,000 square feet of rentable space with spaces aggregating 20,784 square feet and 13,105 square feet with lease expiration dates of January 10, 2001 and February 28, 2001, respectively. For further information see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

For further information on all of the Investment Partnerships, see Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Exhibit A.

ASSET HELD FOR SALE DIRECTLY BY THE TRUST

The Trust has one property classified as an Asset Held for Sale directly by the Trust at July 31, 1996, One Park West (15% of Real Estate Investments before the allowance for possible investment losses), which is discussed below.

ONE PARK WEST - CHEVY CHASE, MARYLAND

One Park West is a 136,000 square foot, five story, multi-tenant office building with underground parking, built in 1980. The property is located in suburban Washington, D.C. At July 31, 1996, the property was classified as an Asset Held for Sale directly by the Trust and was under contract to be sold. Subsequent to the end of fiscal 1996, the sales contract was terminated. At July 31, 1996, the property was 99% leased and was encumbered by a $9,727,000 first mortgage which bears interest at 9.5%, due June 2000. Four tenants each occupy more than 10% of the building, with spaces of 34,883 square feet, 22,925 square feet, 15,901 square feet and 14,400 square feet, and with lease expiration dates of December 31, 1996 (this tenant is not renewing its lease), October 31, 2000, September 30, 1996 (this tenant is not renewing its lease) and March 31, 1998 (the last with an early termination option at March 31, 1997), respectively.

The Owned Properties held directly by the Trust, Structured Transactions held directly by the Trust, Assets Held for Sale directly by the Trust and Investment Partnerships described above, constitute 88% of the Trust's Real Estate Investments before the allowance for possible investment losses and 75% of the Trust's revenues from real estate.


ITEM 3. LEGAL PROCEEDINGS


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of the Trust's security holders during the last quarter of its fiscal year ended July 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE TRUST


NAME                    AGE       PRINCIPAL OCCUPATIONS AND AFFILIATIONS DURING THE PAST FIVE YEARS

John A. Cervieri Jr.     65    Managing  Trustee  of  the  Trust  since 1992.  Prior to 1992, Managing Trustee and Chief Executive
                               Officer  of  the  Trust; Chairman and President  of  Property  Capital  Associates,  Inc.  and  its
                               affiliates (the former investment advisor to the Trust); Director of BankBoston; Chairman and Chief
                               Executive Officer of Americana Hotels and Realty Corporation.

Robert M. Melzer         55    Trustee, President and Chief Financial Officer of the Trust since 1992; prior to 1992, President of the Trust.

William A. Bonn          45    Senior Vice President, General Counsel and Assistant Secretary of the Trust.

Robin W. Devereux        37    Vice President and  Treasurer  of  the  Trust  since November 1993; Treasurer and Controller of the
                               Trust (August 1992 to November 1993); Assistant  Vice  President  and Controller of the Trust (June
                               1990 to July 1992).

Michael I. Sucoff        58    Vice President of the Trust since September 1992; Senior Vice President  of  Capital  Partners Inc.
                               (1990-1992).

Randolph L. Kazazian III 35    Vice President of the Trust since November 1993; prior to that Assistant Vice President of the
                               Trust.

Walter F. Leinhardt      64    Secretary  and  Trustee  of the Trust.  Partner in the law firm of Paul, Weiss, Rifkind, Wharton  &
                               Garrison, New York, NY.



There is no family relationship among any of the officers listed above, nor are there any arrangements or understandings between any such officers and any other person pursuant to which he or she was selected as an officer. Each officer will hold office until the next Annual Meeting of Trustees or until his or her successor has been elected and has qualified.

PART II


ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER
        MATTERS

(a)   Price Range of Common Shares

      The Trust's Common Shares are traded on the American Stock Exchange ("ASE") - symbol PCT. The high and low prices on theASE for each quarter during the past two fiscal years and dividends declared for such quarters are shown below.

                                                FISCAL 1996
                                                                    DIVIDENDS
QUARTER                  HIGH                        LOW            DECLARED

First                  $ 8 7/16                   $ 7 15/16           $  .12
Second                        9                      8 3/16              .12
Third                    11 1/8                      8 1/2               .12
Fourth                   10 7/8                      7 1/2              2.87*
                                                                      ------
                                                                      $ 3.23
                                                                      ======


                                                 FISCAL 1995
                                                                    DIVIDENDS
QUARTER                  HIGH                      LOW               DECLARED

First                   $  6 1/2                  $ 5 5/8$             .09
Second                     6 1/4                    5 5/8              .10
Third                      6 3/4                    6                  .10
Fourth                     8 1/4                    6 5/8              .12
                                                                    ------
                                                                    $  .41
                                                                    ======
*Special dividends totaling $2.75 were paid during the quarter representing proceeds from dispositions of certain of the Trust's investments.


(B)   APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                           APPROXIMATE NUMBER OF HOLDERS
TITLE OF CLASS                                AS OF SEPTEMBER 30, 1996
---------------------------------------------------------------------------
      Common Shares                                          5,000


(C) DIVIDENDS DECLARED ON COMMON SHARES

Cash dividends have usually been at least 100% of income before gain on sale of real estate investments and extraordinary items.The Trust typically pays a dividend approximately 55 days following the end of each fiscal quarter. To maintain its status as a REIT,the Trust is required each year to distribute to its shareholders at least 95% of its taxable income (excluding net capital gains and aftercertain other adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by whichcertain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendaryear, 95% of its capital gain income for the calendar year, and any amount of such income that was not distributed in prior years.The Trust did not incur any such excise tax liability with respect to calendar 1995 or 1994.

Pursuant to the Business Plan, during fiscal 1996, the Trust declared special dividends from the proceeds of its disposition ofinvestments. The Trust expects that it will continue to distribute substantially all of its net proceeds from sales of investments toshareholders unless needed to retire debt or otherwise satisfy the Trust's cash requirements. It is the current intention of the Trusteesto distribute proceeds from dispositions as special dividends at the same time as the quarterly dividend. However, the Trustees maychoose to make an additional dividend from time to time rather than wait for a quarterly dividend payment.

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS (continued)

Listed below is the income tax classification for dividends paid during fiscal year ended July 31, 1996.

DECLARATION         RECORD      PAYABLE     DIVIDENDS      ORDINARY     RETURN OF      CAPITAL
DATE                DATE        DATE        PER SHARE      TAXABLE      CAPITAL        GAIN
----------------------------------------------------------------------------------------------
 08/25/95          09/11/95    09/22/95      $ 0.12        $ 0.120        $    -      $    -

 11/29/95          12/11/95    12/22/95        0.12          0.060             -         .060

 02/23/96          03/15/96    03/26/96        0.12          0.120             -           -

 05/22/96          06/13/96    06/24/96        0.12          0.120             -           -

 05/22/96          06/13/96    06/24/96        1.75*         0.117          1.364       0.269

 06/27/96          07/12/96    07/26/96        1.00*         0.067          0.933          -
                                             -------       -------        -------     -------
                                             $ 3.23        $ 0.604        $ 2.297     $ 0.329
                                             ======        =======        =======     =======

 *Special Dividends paid pursuant to the Trust's Business Plan.

ITEM 6. SELECTED FINANCIAL DATA


                                                                      YEARS  ENDED  JULY 31,
                                                ------------------------------------------------------------------------
(IN THOUSANDS EXCEPT  PER  SHARE  DATA)               1996             1995          1994           1993*        1992*
------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues                                            $ 21,799        $ 22,619       $ 21,623       $ 16,535   $  19,109
Expenses                                              21,506          20,603         20,044         24,865      33,544
                                                    --------        --------       --------       --------   ---------

Income (Loss) before Gain (Loss) on Sale of Real
  Estate Investments and Extraordinary Item              293           2,016          1,579         (8,330)    (14,435)

Gain (Loss) on Sale of  Real  Estate  Investments      6,094           3,209          2,510          7,700      (9,150)
                                                    --------         -------        -------       ---------     -------

Income (Loss) before Extraordinary Item                6,387           5,225          4,089           (630)    (23,585)

Extraordinary (Loss) Gain from Extinguishment           (473)             88              -              -       7,950
 of Debt                                            --------          ------        -------       ---------     ------

Net Income (Loss)                                    $  5,914      $   5,313       $  4,089      $    (630)  $ (15,635)
                                                    =========      =========       ========      ==========  ==========

PER SHARE DATA
Primary Net Income (Loss)
Income (Loss) before Gain (Loss) on Sale of Real
  Estate Investments and Extraordinary Item            $ 0.03     $     0.23         $ 0.17        $ (0.93)    $ (1.60)

Gain  (Loss) on Sale of Real Estate Investments          0.67           0.35           0.28           0.85       (1.01)
                                                     --------       --------       --------       --------   ---------

Income (Loss) before Extraordinary Item                  0.70           0.58           0.45          (0.08)      (2.61)

Extraordinary  (Loss) Gain from Extinguishment
 of Debt                                                (0.05)          0.01              -              -        0.88
                                                     --------       --------       --------       --------   ---------
Net Income (Loss) per Share                            $ 0.65         $ 0.59         $ 0.45        $ (0.08)    $ (1.73)
                                                     ========       ========       ========       ========   =========
Fully Diluted Net Income (Loss) per Share              $ 0.65         $ 0.59         $ 0.45        $ (0.08)    $ (1.73)
                                                     ========       ========       ========       ========   =========
Dividends Declared per Share                           $ 3.23         $ 0.41         $ 0.30        $  0.28     $  0.28
                                                     ========       ========       ========       ========   =========
Average Shares Outstanding                              9,097          9,044          9,030          9,029       9,029
                                                     ========       ========       ========       ========   =========

FINANCIAL POSITION AT YEAR-END
Total Assets                                        $ 112,619      $ 169,439      $ 176,833      $ 179,459    $173,748
Net Real Estate Investments                           106,912        160,963        172,461        176,024     168,403
Commitments                                                 -              -              -              -         616
Total Debt Outstanding                                 36,889         71,816         81,479         86,492      76,337
Shareholders' Equity                                   70,076         93,709         91,703         90,134      93,202

* Restated for change in  accounting  method  to  the  equity method for
Investment Partnerships.   The  change  did  not  affect  net  income(loss)
or shareholders' equity. See Note 1 of the Notes to Consolidated Financial Statements of the Trust which describes the Trust'sprevious method of accounting and the reasons for the change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust has reviewed its short-term and long-term liquidity needs in view of its Business Plan and the adequacy of cash provided by operating activities and other liquidity sources to meet these needs. The Trust's principal short-term liquidity needs are to fund normal operating expenses, debt service requirements and capital expenditures for Owned Properties (including Assets Held for Sale) and the minimum dividend distributions required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these short-term liquidity needs from cash flows provided by operating activities and the proceeds of sales of investments and, if needed, available borrowings under its existing demand line of credit. The Trust expects to fund its long-term liquidity requirements for scheduled debt maturities from
property  sales  and,  if  needed,  its  existing  demand  line of credit.   In
accordance with the Business Plan, the Trust will not make any new acquisitions. Proceeds from the sales of the Trust's investments will be used to retire debt and make dividend distributions to the Trust's shareholders or otherwise satisfy the Trust's cash needs.

The Trust's debt to equity ratio was .52x at July 31, 1996, .77x at July 31, 1995 and .89x at July 31, 1994. The Trust's debt at July 31, 1996 was $36,889,000, composed solely of mortgage notes payable, as compared to $71,816,000 at July 31, 1995 and $81,479,000 at July 31, 1994. The decrease in the Trust's debt in fiscal 1996 was primarily due to the retirement (primarily at par) of all of the Trust's 10% and 9 3/4% Convertible Subordinated Debentures, ($29,125,000 and $2,546,000 aggregate principal amounts, respectively) and a $3,000,000 prepayment of the first mortgage loan secured by Loehmann's Fashion Island.

The Trust's mortgage notes payable of $36,889,000 at July 31, 1996 were comprised of three mortgages, two on the Trust's Owned Properties held directly by the Trust and one on the Asset Held for Sale directly by the Trust.

With respect to one of the Trust's Owned Properties, Park Place, the Trust acquired its lessee's interest in this office building located in Clayton, Missouri, in January 1991, subject to an $8,600,000 non-recourse mortgage loan. In November 1993, the Trust refinanced the first mortgage, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. Interest is payable semi-annually. The mortgage balance was $8,430,000 at July 31, 1996 and amortizes $85,000 annually in May through 2003, and $430,000 annually thereafter through May 2007. The then remaining balance of $6,115,000 matures in May 2008.

With respect to the second Owned Property held directly by the Trust, Loehmann's Fashion Island, the first mortgage on Loehmann's Fashion Island shopping center was refinanced on June 30, 1994 with an initial advance of $18,000,000. The loan commitment was for $30,000,000, with additional advances to be made through June 1996 based upon property performance. There were subsequent advances aggregating $6,000,000 and periodic amortization payments including a $3,000,000 payment made during fiscal 1996. The first mortgage loan had a balance at July 31, 1996 of $18,732,000 ($12,000,000 of which is recourse to the Trust), matures in July 1998 and bears interest at the lender's prime rate plus 1/4%, with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury notes for a specified number of times. This option may be exercised at no cost or additional liability to the Trust. In July 1995, the Trust fixed the interest rate on the total outstanding borrowings at 7.97% (2.25% over comparable term U.S. Treasury notes) until December 1996.

The Asset Held for Sale directly by the Trust which is encumbered by a first mortgage is One Park West. In March 1993, the Trust acquired its lessee's interest in this office building located in Chevy Chase, Maryland, subject to a non-recourse mortgage loan which had a balance of $9,727,000 at July 31, 1996. The loan carries an annual interest rate of 9.5%, requires monthly payments of principal and interest and matures in June 2000.

The Trust has a $10,000,000 revolving line of credit from a major New England bank. Borrowings under the line are repayable on demand by the lender. At July 31, 1996 there were no outstanding borrowings under the line. Interest is at the bank's prime rate, (8.25% at July 31, 1996).

For additional information regarding the Trust's indebtedness, see Note 3 of the Notes to Consolidated Financial Statements of the Trust.

FUNDS FROM OPERATIONS

Funds from Operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from Operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition: Funds from Operations equals net income, excluding gains (losses) from debt restructurings and sales of properties and nonrecurring items, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations should be considered in conjunction with net income (loss) as presented in the Trust's audited financial statements. Funds from Operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of liquidity. In connection with the Business Plan, the Trust is disposing of all of its assets. As a result, the Trust's Funds from Operations and Net income will decline as assets are sold and the net proceeds are distributed to shareholders. Funds from Operations was calculated by the Trust as follows:

                                               YEARS ENDED JULY 31,
                                    -------------------------------------------
                                     1996               1995          1994
-------------------------------------------------------------------------------
Income before gain on sale of
 Real Estate Investments
 and Extraordinary Item           $  293,000       $  2,016,000    $  1,579,000

Depreciation on Owned Properties
held  directly  by  the  Trust     4,008,000          4,192,000       3,538,000

Trust's share of depreciation on
unconsolidated Investment
 Partnerships                        473,000          2,086,000       1,445,000


Nonrecurring item                  3,000,000{(1)}      (404,000){(2)}         -
                                   ---------           ---------      ---------

Funds from operations            $ 7,774,000        $ 7,890,000     $ 6,562,000
                                 ===========        ===========     ===========


{(1)}Nonrecurring expense resulting from a write-down of Loehmann's Fashion Island.
{(2)}Nonrecurring income resulting from the settlement of a bankruptcy claim filed by the Trust against a former tenant atLoehmann's Fashion Island.

Management believes that with its cash provided by operating activities retained after dividend distributions, the proceeds from sales of investments and, if necessary, borrowings under the existing bank line, it will be able to meet its cash requirements for anticipated capital expenditures on the Owned Properties held directly by the Trust and Assets Held for Sale directly by the Trust. The Trust currently expects that these cash requirements will total approximately $4,050,000 during fiscal 1997.

REVIEW OF REAL ESTATE INVESTMENTS

At July 31, 1996, the Trust's principal asset is its $106,912,000 portfolio of real estate investments, which, except as noted below, is carried at cost, net of accumulated depreciation and the allowance for possible investment losses, and includes Assets Held for Sale (which are carried at the lower of cost or net realizable value). At July 31, 1996, the portfolio consisted of investments in 14 properties, two of which were sold subsequent to the end of the year, comprised of investments in five apartment complexes, three office buildings, four shopping centers and two hotels. Set forth below is a discussion of significant changes in the portfolio during the year.

APARTMENTS

At July 31, 1996, the Trust's real estate investments include five apartment investments, consisting of three Structured Transactions held directly by the Trust, one Owned Property held in an Investment Partnership and one Asset Held for Sale in an Investment Partnership (which was sold subsequent to the end of fiscal 1996). During fiscal 1996 six apartment investments were sold or otherwise disposed of.

Southwest, an Investment Partnership in which the Trust, through a wholly owned subsidiary, owns a 45.45% general partner interest, sold three properties during fiscal 1996. On September 29, 1995, the Investment Partnership sold the 714 unit Chimney Rock apartments, at a gain of $1,000 to the Trust. At July 31, 1995, this property was reclassified to an Asset Held for Sale and was written down to its net realizable value. The Trust's share of the write-down ($54,000) was charged against the Trust's previously established allowance for possible investment losses. On June 21, 1996, this Investment Partnership sold the St. Charles and Boardwalk apartments at a gain to the Trust of $50,000. At January 31, 1996, these properties had been reclassified to Assets Held for Sale and the Trust's investment was written down by $710,000 to the properties' estimated net realizable value.

Southwest's remaining investment is the Telegraph Hill apartments. The Partnership was in default under the terms of the first mortgage on Phase B, 259 units of this 1,180 unit complex, due to nonpayment of principal and interest. The Partnership was unable to restructure this $2,487,000 mortgage loan on terms satisfactory to it, and therefore did not oppose the foreclosure by the first mortgagee

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in December 1995. The Trust incurred a loss of $307,000 on this investment which was charged against the Trust's allowance for possible investment losses. The remaining 921 units were 100% leased at July 31, 1996 as compared to 98% leased at July 31, 1995 and 81% at July 31, 1994.

At July 31, 1995, the Trust had a $3,277,000 investment in Canyon View, an Investment Partnership that held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California. The Trust has a 23.81% general partner interest in this Investment Partnership. The Investment Partnership's investments in Phase I (a Structured Transaction held in an Investment Partnership) were subordinate to a $12,000,000 first mortgage which had a scheduled maturity of August 1, 1993, but was extended to August 1, 1994 in anticipation of a proposed sale. Both phases were also subject to non-subordinated land leases held by a third party. In August 1994, when it became apparent that a sale was unlikely to occur, the first mortgagee initiated court proceedings for the appointment of a receiver for Phase I and foreclosure of its mortgage. Shortly thereafter the Investment Partnership initiated court proceedings for the appointment of a receiver for Phase II and foreclosure of its loans on Phases I and II. In December 1994, the Investment Partnership filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Extensive negotiations then ensued with the Investment Partnership's lessee and the first mortgagee of Phase I. In August 1995, the litigation was settled with the Investment Partnership receiving $300,000 from the first mortgagee for permitting it to foreclose on Phase I and the Investment Partnership taking title to Phase II and receiving the proceeds from two letters of credit aggregating $1,750,000. As a result, the Trust incurred a $1,538,000 loss on these transactions resulting from a $533,000 write-off of the Canyon View Phase I investment and a $1,005,000 write-down of the Canyon View Phase II investment. These losses had been previously provided for in the Trust's allowance for possible investment losses. The Investment Partnership undertook a $1,050,000 capital expenditure program during fiscal 1996 to correct structural deficiencies, construction deviations and damaged siding at Phase II.

At July 31, 1996, Canyon View Phase II was reclassified to an Asset Held for Sale; no further write-down was recorded. Subsequent to the end of the fiscal year, on August 30, 1996, the Partnership sold the complex and the Trust realized a gain of approximately $800,000.

Additionally, during fiscal 1996, the Trust sold the land underlying the Bluffs II apartments for $2,150,000. The Trust's investment in this Structured Transaction was $825,000 resulting in a gain to the Trust of $1,320,000 after closing costs. For the year ended July 31, 1995, the Trust earned $215,000 on this investment. Also, during fiscal 1996, the Trust sold the land underlying the Yorkshire apartments for $460,000 resulting in a gain of $310,000, after closing costs, on its $135,000 investment. For the year ended July 31, 1995, the Trust earned $42,000 on this investment.

The Trust's remaining apartment investments are all Structured Transactions. They are all current with respect to payments due the Trust at September 30, 1996, although there are ongoing disputes with respect to the amount of percentage rent due from certain investments.

OFFICE BUILDINGS

At July 31, 1996, the Trust had three office building investments consisting of two Owned Properties held directly by the Trust and one Asset Held for Sale directly by the Trust (previously classified as an Owned Property held directly by the Trust). During fiscal 1996 the Trust sold four office properties.

At July 31, 1996, One Park West, located in Chevy Chase, Maryland, and previously classified as an Owned Property held directly by the Trust, was reclassified to an Asset Held for Sale directly by the Trust and was written down to its estimated net realizable value of $16,938,000. The resulting loss of $1,519,000 was charged against the Trust's previously established allowance for possible investment losses. On July 31, 1996, the property was under contract to be sold. Subsequent to the end of the fiscal year, the sales contract was terminated. The property is subject to a $9,727,000 first mortgage loan and was 99% leased at July 31, 1996 versus 98% at July 31, 1995 and 100% at July 31, 1994.

During the third quarter of fiscal 1996 the Trust sold three office properties, Financial Plaza, a cluster of four buildings, College Hills 3 and College Hills 8, all of which were held by Midwest, one of the Trust's Investment Partnerships in which the Trust holds a 53.3% general partner interest. The Trust realized a gain from these sales of $443,000, primarily from the sale of College Hills 8. The properties had been written down previously by $2,575,000 (the Trust's share) to their estimated net realizable values when they were classified as Assets Held for Sale in an Investment Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the second quarter of fiscal 1996, Citibank Office Plaza - Oak Brook was sold at a gain to the Trust of $470,000. At July 31, 1995 this investment was reclassified to an Asset Held for Sale directly by the Trust and was written down by $971,000 to its then expected net realizable value.

SHOPPING CENTERS

At July 31, 1996, the Trust had four shopping center investments comprised of one Owned Property held directly by the Trust, two Structured Transactions held directly by the Trust and one Asset Held for Sale in an Investment Partnership (previously classified as an Owned Property held in an Investment Partnership). During the year the Trust sold one shopping center investment.

Loehmann's Fashion Island in Aventura, Florida, an Owned Property held directly by the Trust, is the Trust's largest investment. Its redevelopment, which included the expansion and renovation of two existing anchor tenant spaces (Loehmann's and AMC Theatres), the demolition of an existing building to permit construction of a new 47,813 square foot Publix market and new facades, walkways, signage, landscaping and tenant improvements for the entire center, was substantially completed during fiscal 1994. As previously reported, management has been disappointed with the leasing performance of this center. An independent appraisal was ordered and based upon its analysis at July 31, 1996, the Trust wrote down its investment in the property by $5,612,000 to $36,157,000, $3,000,000 of which was charged to operations and $2,612,000 was charged to the Trust's allowance for possible investment losses. The property was 90% leased at July 31, 1996, 1995 and 1994.

The Trust's other retail Owned Property, Plaza West Retail Center, was in Overland Park, Kansas, and was held in an Investment Partnership, Midwest. The property was held free and clear of debt. At July 31, 1995, the Investment Partnership reclassified the center to an Asset Held for Sale and wrote the property down to its estimated net realizable value. The Trust's share of the write-down was $991,000, which was charged against the Trust's previously established allowance for possible investment losses. The Trust's equity investment in this property was $6,656,000 at July 31, 1996. The property was 100% leased at July 31, 1996 and 1995, as compared to 93% leased at July 31, 1994. Subsequent to the end of the fiscal year, this property was sold.

During the first quarter of fiscal 1996, the Investment Partnership which owned the land under Crossroads Mall in Boulder, Colorado, sold its investment back to its lessee. The Trust realized a gain of $3,500,000 on its $2,000,000 investment.

The remaining two shopping center investments, both of which are Structured Transactions, are current with respect to their payments due to the Trust at September 30, 1996.

HOTELS

At  July  31,  1996,  the  Trust  had  two hotel investments, both of which are
Structured Transactions held directly by  the  Trust.   During fiscal 1996, the
Trust sold two hotel investments.

The Trust's most significant hotel investment is in City Centre Holiday Inn, located in Chicago Illinois. Subsequent to the end of fiscal 1996, the lessee exercised its option to repurchase the Trust's $2,000,000 land investment for a price which is not yet final but is anticipated to be approximately $20,000,000. The finalization of the price is dependent on the completion of audits of the hotel's operations for 1993, 1994 and 1995. At the time of exercise of the option, the lessee delivered a non-refundable $200,000 deposit to the Trust. The closing is scheduled for January 1997. Consummation of the transaction remains subject to numerous conditions to closing. During fiscal 1996, the Trust earned $1,833,000 on this investment. The average occupancy of the hotel was 72% for the year ended July 31, 1996 as compared to 67% and 71% for the years ending July 31, 1995 and 1994.

During the third quarter, the Trust, as previously agreed, funded a $600,000 junior leasehold mortgage loan to its lessee of the Cincinnati Marriott Inn to make certain capital improvements. The loan bears interest at 8.0% per annum with amortization commencing May 1, 1999 and maturing March 1, 2014. This increased the Trust's investment in the Cincinnati Marriott Inn to $6,316,000.

During the fourth quarter of fiscal 1996, the first mortgage investment in the Lisle Hilton Inn, which was held by an Investment Partnership, was prepaid at par. No gain or loss was realized on this prepayment. The Trust's share of the proceeds was $8,942,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the second quarter of fiscal 1996, the Trust sold to its lessee/mortgagor the Trust's $4,000,000 Structured Transaction investments in Grosvenor Airport Inn, a 206 room hotel in South San Francisco, California, for $2,500,000. The loss of $1,500,000 on the sale had been fully provided for in the Trust's allowance for possible investment losses. For the year ended July 31, 1995 the Trust earned $200,000 on this investment.

ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES

The Trust's $4,636,000 allowance for possible investment losses at July 31, 1996 was based upon management's estimate of net realizable value of each investment. To the extent the estimated net realizable value of any investment is less than its carrying value, an allowance for possible investment losses for such investment was established. In estimating net realizable value, consideration was given to many factors, such as the pace of dispositions as anticipated in the Business Plan, income to be earned from the investment, the cost to operate the property to the anticipated time of sale, the anticipated selling price the property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions, including availability of credit. In the opinion of both the Trustees and management, this allowance adequately reflects the extent of the estimated impairment that existed at July 31, 1996 in the net realizable value of each of the assets in the portfolio.

RESULTS OF OPERATIONS - 1996 VS. 1995

The Trust is in the process of disposing of all of its investments in connection with the Business Plan. As a result, the Trust anticipates that its revenues, funds from operations and net income will continue to decrease as investments are sold.

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 20%, primarily due to the Trust's sales of Citibank Office Plaza - Oak Brook office building in January 1996 and 6110 Executive Boulevard office building in January 1995, and the receipt by the Trust in the first quarter of the prior year of $404,000 of nonrecurring revenues related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.

There was no significant change in base income from Structured Transactions held directly by the Trust (land rent


There was no significant change in base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) for the year ended July 31, 1996, as compared to the prior year.

Overage income from Structured Transactions held directly by the Trust increased 24% for the year ended July 31, 1996, as compared to the prior year, primarily due to increased overage income from the Sandpiper Cove and City Centre Holiday Inn investments.

The Trust's share of income from unconsolidated Investment Partnerships increased 79% for the year ended July 31, 1996, as compared to the prior year, primarily due to the increased net income recorded by the Trust from Midwest. This resulted primarily from the cessation of depreciation on the Partnership's properties when they were reclassified to Assets Held for Sale and written down to their estimated net realizable value. The increase is also due to improved performance of certain properties in the Southwest portfolio. Additionally, as previously reported, Canyon View settled pending litigation and the Partnership received certain income in fiscal 1996 which had not been previously accrued. These increases were offset by the loss of revenues due to the sales of the Lisle Hilton Inn investment and the St. Charles and Boardwalk apartments in the fourth quarter of fiscal 1996, Financial Plaza, College Hills 3 and College Hills 8 in the third quarter of fiscal 1996, the Crossroads Mall investment and the Chimney Rock apartments in the first quarter of fiscal 1996 and the Braes Hill apartments in the third quarter of fiscal 1995.

Advisory fee income increased 18% for the year ended July 31, 1996, as compared to the prior year, primarily due to the increase in operating distributions paid by the Trust's Investment Partnerships.

Interest income was earned by the Trust in the amount of $486,000 for the year ended July 31, 1996 as compared to $108,000 in the prior year. The increased interest income in fiscal 1996 is primarily from the short-term investment of sales proceeds prior to their use for the retirement of debentures or payment of special dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXPENSES

Expenses on Owned properties held directly by the Trust decreased 18% for the year ended July 31, 1996, as compared to the prior year, primarily due to the sale of Citibank Office Plaza - Oak Brook in January 1996 and the sale of 6110 Executive Boulevard in January 1995.

Interest expense decreased 31% for the year ended July 31, 1996 as compared to the prior year primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures during fiscal 1996 and the sale of 6110 Executive Boulevard in January 1995, which was encumbered by a first mortgage, partially offset by an increase in interest expense related to Loehmann's Fashion Island.

Depreciation expense decreased 4% for the year ended July 31, 1996 as compared to the prior year, primarily due to the elimination of depreciation on Citibank Office Plaza - Oak Brook upon its reclassification to an Asset Held for Sale directly by the Trust in July 1995 and the sale of 6110 Executive Boulevard in January 1995, offset in part by the write-off in the second quarter of fiscal 1996 of certain tenant improvements at Citibank Office Plaza - Schaumburg related to a tenant's bankruptcy and the write-off of certain tenant improvements at Loehmann's Fashion Island related to the early termination of certain space leases.

General and administrative expenses increased 65% for the year ended July 31, 1996, as compared to the prior year, primarily due to the accrual of severance arrangements for the Trust's employees in conjunction with the implementation of the Business Plan.

During the fourth quarter of fiscal 1996, the Trust wrote down its investment in Loehmann's Fashion Island by $5,612,000, of which $3,000,000 was charged to operations and $2,612,000 was charged to the Trust's previously established allowance for possible investment losses.

Professional fees increased 31% for the year ended July 31, 1996, due to the legal fees associated with the Trust's adoption of its Business Plan. Trustee fees did not change significantly in fiscal 1996 from fiscal 1995.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the year ended July 31, 1996 included a gain on sale of real estate investments of $6,094,000 ($0.67 per share) consisting of a gain of $1,320,000 ($.15 per share) from the sale of the land underlying Bluffs II, a gain of $50,000 ($.01 per share) from the sale of St. Charles and Boardwalk apartments, a gain of $443,000 ($.05 per share) from the sales of certain properties held in Midwest, primarily College Hills 8, a gain of $470,000 ($.05 per share) from the sale of the Citibank Office Plaza - Oak Brook, a gain of $310,000 ($.03 per share) gain from the sale of the land underlying Yorkshire apartments, a gain of $3,500,000 ($.38 per share) from the sale of the land underlying Crossroads Mall, and a gain of $1,000 from the sale of Chimney Rock apartments. In the prior year net income included a a gain on the sale of real estate investments of $3,209,000 consisting of a gain of $3,099,000 ($.34 per share) from the sale of 6110 Executive Boulevard and a gain of $110,000 ($.01 per share) from the sale of Braes Hill apartments.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

During fiscal 1996, the Trust retired all of its 10% Convertible Subordinated Debentures ($29,125,000 principal amount), and 9 3/4% Convertible Subordinated Debentures ($2,546,000 principal amount). Due to the early retirement of these Convertible Subordinated Debentures the Trust incurred an extraordinary loss on the extinguishment of debt from the write-off of capitalized issuance costs in the amount of $473,000 ($.05 per share).

DIVIDENDS

Dividends declared for fiscal 1996 were $3.23 per share versus $.41 per share for fiscal 1995. Included in the 1996 dividends were special dividends of $1.75 per share paid on June 24, 1996 and $1.00 per share paid on July 26, 1996. These two dividends represented the first distributions to shareholders from the proceeds from the sale of investments under the Business Plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - 1995 VS. 1994

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursement) increased 12% in fiscal 1995 from fiscal 1994 primarily due to an increase in rental revenues from the redeveloped Loehmann's Fashion Island and $404,000 of nonrecurring revenues related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island. Additionally, the increase was attributable to increased occupancy at One Park West. This increase was offset in part by a decrease in rental revenue due to the sale of Eagle apartments (March 1994). Rents from Owned Properties held directly by the Trust included rents from the Citibank Office Plaza - Oak Brook which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1995.

Base income from Structured Transactions held directly by the Trust (land rent and/or mortgage interest) decreased 12% in fiscal 1995 from fiscal 1994, primarily due to the conversion of 6110 Executive Boulevard and One Park West to Owned Properties held directly by the Trust, the sale of the land underlying the Village Oaks apartments (March 1994), the prepayment of the loan on and sale of the land underlying the Brown County Inn (January 1994) and the prepayment of the mortgage loan investment in Rapids Mall (June 1994). This decrease was offset in part by an increase in base income from the restructured Cincinnati Marriott Inn investment (April 1994).

Overage income decreased 3% in fiscal 1995 from fiscal 1994 primarily due to the sale of the Village Oaks and Brown County Inn investments. These decreases were offset in part by the receipt of increased overage income in fiscal 1995 from two apartment investments and one hotel investment.

The Trust's share of income from unconsolidated Investment Partnerships decreased 18% in fiscal 1995 from fiscal 1994 primarily due to depreciation expense recorded by the Trust from PCA Southwest Associates Limited Partnership, the Partnership which owned, at July 31, 1995, 2,848 apartment units in Texas. The apartments were converted to Owned Properties in March 1994 and since that date the Trust's share of income from this Investment Partnership is reported net of depreciation expense. Previously, when the apartments were held as Structured Transactions held in an Investment Partnership, the Partnership incurred no depreciation expense. The decrease in income from Investment Partnerships was also due to the cessation of rent and interest payments from the sublessee/mortgagor of the Canyon View apartment investments and the associated legal and professional fees incurred during negotiations.

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased by 1% in fiscal 1995 from fiscal 1994 primarily due to the sale of Eagle apartments (March 1994), offset in part by an increase in operating expenses at the redeveloped Loehmann's Fashion Island. Expenses on Owned Properties held directly by the Trust included expenses from Citibank Office Plaza - Oak Brook which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1995.

Interest expense decreased by 1% in fiscal 1995 from fiscal 1994 primarily due to the sale of Eagle apartments, which was encumbered by a mortgage loan, the refinancing of Park Place at a lower interest rate and the repurchase of 10% Convertible Subordinated Debentures. These decreases were offset in part by the expensing of interest related to Loehmann's Fashion Island (which had been capitalized during construction).

Depreciation expense increased 18% in fiscal 1995 from fiscal 1994 primarily due to the increase in depreciation on Loehmann's Fashion Island (portions of the redeveloped center were in service for the entire fiscal 1995 as compared to only a part of the prior year) and an increase in depreciation of the office buildings due to capital expenditures made in conjunction with the lease-up of these properties. These increases were offset in part by the elimination of depreciation on Eagle apartments which was sold.

General and administrative expenses increased 5% in fiscal 1995 as compared to fiscal 1994 primarily due to the accrual of expenses related to employee severance plans associated with the Business Plan.

Trustee fees decreased 15% in fiscal 1995 due to the reduction in the size of the Board of Trustees from nine Trustees to seven Trustees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GAIN (LOSS) ON REAL ESTATE INVESTMENTS

The Trust sold two investments in fiscal 1995 resulting in a gain on real estate investments of $3,209,000 ($.35 per share). The Trust's 6110 Executive Boulevard office building was sold for $16,380,000, resulting in a gain of $3,099,000. Southwest, an Investment Partnership, sold its investment in Braes Hill apartments at a gain, of which the Trust's share was $110,000.

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

INFLATIONARY AND ECONOMIC FACTORS

The effect of inflation upon the Trust's operations and real estate investments has varied. For several years prior to fiscal 1995 rental rates did not increase by the rate of inflation as extremely competitive market conditions existed at most of the Trust's properties. The Trust believes that many of the real estate markets in which the Trust operates have improved. Though not applicable to all properties in the Trust's portfolio, rental rates at many of these properties in fiscal 1996 have increased by the rate of or in excess of inflation. Although operating expenses are generally impacted by inflation, increases in operating expenses in the past year caused by inflation have not been material.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Trust, including the sales proceeds payable to the Trust for its properties, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, adverse changes in the real estate market in the regions of the country in which the Trust owns properties or has investments, and other factors noted in this report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required to be furnished pursuant to this item with respect to Trustees of the Trust is set forth under the caption "Election of Trustees" in the Trust's proxy statement (the "Proxy Statement") to be furnished to shareholders in connection with the solicitation of proxies by the Trust's Board of Trustees for use at the 1996 Annual Meeting of Shareholders to be held on December 17, 1996 and is incorporated herein by reference. The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.


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

      Page 25
(ITEM 14(A))  INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
3.1   Declaration  of  Trust as currently in effect except for the five Amendments     N/A
      below is incorporated herein by reference to Exhibit  4.1  of  the May 13,
      1983 Form S-2 Registration Statement (Registration No. 2-83624).


3.2   Amendment,  dated October 1, 1987,  to  the  Declaration  of  the  Trust  is     N/A
      incorporated herein by reference to the exhibit to the Trust's  Form  10-K
      Annual Report for the fiscal year ended July 31, 1987.


3.3   Amendment, dated August 21,  1992,  to  the  Declaration  of  the  Trust  is     N/A
      incorporated herein by reference to Exhibit  3.3  of  the  Trust's  form
      10-K  for  the fiscal year ended July 31, 1992.


3.4   Amendment,  dated  December  29,  1992,  to  the  Declaration  of  Trust  is     N/A
      incorporated by reference to Exhibit 3.4 or the Trust's Form 10-K for the fiscal year ended July 31, 1993.


3.5   Amendment, dated February 26, 1993, to the Declaration  of  Trust  as to the     N/A
      number and identity of Trustees is incorporated herein by reference to
      Exhibit 3.5 of the Trust's Form 10-K for the fiscal year ended July  31, 1993.


3.6   Amendment,  dated  June 19, 1996, to the Declaration of Trust as to the  New     N/A
      Business Plan.


3.7   By-Laws of the Trust  as  currently  in  effect  are  incorporated herein by     N/A
      reference to Exhibit 3.3 of the Trust's Form 10-K for the fiscal year ended
      July 31, 1992.


4.3   Form of Certificate representing shares of Beneficial Interest  of the Trust     N/A
      incorporated  herein  by referenceto Exhibit 4 of the Trust's Annual Report on Form 10-K for the fiscal year ended July 31, 1990.


4.4   Shareholder Rights Plan,  incorporated  herein  by  reference to the Trust's     N/A
      Form 8-K report dated October 12, 1990.


10.1  Termination Agreement dated as of October 19, 1992 between Robert M. Melzer      N/A
      and the Trust is incorporated herein by reference to Exhibit 10.1 of the
      Trust's Form  10-K  for  the  fiscal year ended July 31, 1992.


10.2  Amendment,  dated  as  of August 25, 1995, to Termination Agreement, dated       N/A
      October 19, 1992 between Robert M. Melzer and the Trust is incorporated herein by reference to Exhibit 10.2 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.

      Page 26
(ITEM 14(A))  INDEX TO EXHIBITS (continued)

EXHIBIT
NUMBER                                  DESCRIPTION
10.3  Termination  Agreement,  dated  as of October 19, 1992, between William A.       N/A
      Bonn and the Trust is incorporated herein by reference to Exhibit 10.3 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.


10.4  Amendment, dated as of August 16,  1995, to Termination Agreement, dated         N/A
      October 19, 1992 between William A. Bonn  and  the  Trust  is  incorporated herein by reference to Exhibit 10.4 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.


10.5  Property Capital Trust 1992 Employee Stock Option Plan, as Amended (the "1992    N/A
      Plan") is incorporated herein by reference to Exhibit 10.3 of  the  Trust's
      Form 10-Q For the quarter ended October 31, 1992.


10.6  Subcontract and Option Agreement dated  August  1, 1992 between Property         N/A
      Capital Trust and PCA Institutional Advisors is incorporated herein by reference to Exhibit 10.6 of the Trust's Form 10-K for the fiscal year ended
      July 31, 1995.


10.7  Property  Capital  Trust  Amended and Restated Deferred Stock Plan for           N/A
      Non-Employee Trustees is incorporated herein by reference to Exhibit 10.7 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.


10.8  Property Capital Trust 1994  Stock Option Plan for Non-Employee Trustees is      N/A
      incorporated herein by reference to Exhibit 10.8 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.


10.9  Incentive  Compensation  Agreement,  dated  August  25, 1995, between Robert     N/A
      M. Melzer and the Trust is incorporated herein by reference to Exhibit 10.9 of the Trust's Form 10-K for the fiscal year ended July 31, 1995.

21    List of the Trust's subsidiaries.                                                90


23    Consent of Independent Auditors.                                                 91

      Page 27
PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. CONSOLIDATED FINANCIAL STATEMENTS
         The consolidated financial statements listed in the accompanying index to financial statements on Page 29 are filed as part of this Annual Report.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
         The consolidated financial statement schedules listed in the accompanying index to financial statements on Page 29 are filed as part of this Annual Report.

     3. EXHIBITS
         The exhibits listed in the accompanying index to exhibits on Pages 24 and 25 are filed as part of the Annual Report.

(B)     REPORTS ON FORM 8-K

Current Report dated August 27, 1996 attaching the Trust's press release dated August 23, 1996.
Current Report dated October 8, 1996 attaching the Trust's press release dated October 8, 1996.

      Page 28
SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)

By   /S/ ROBERT M. MELZER
     Robert M. Melzer                                   OCTOBER 29, 1996
     President and Chief Executive Officer                     Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

/S/ JOHN A. CERVIERI JR.          Managing Trustee                October 29, 1996
John A. Cervieri Jr.


/S/ ROBERT M. MELZER              Trustee, President and          October 29, 1996
Robert M. Melzer                                                  Chief Executive Officer
                                                                  (Principal Executive and Financial Officer)


/S/ WALTER M. CABOT               Trustee                         October 29, 1996
Walter M. Cabot


/S/ GRAHAM O. HARRISON            Trustee                         October 29, 1996
Graham O. Harrison


/S/ WALTER F. LEINHARDT           Trustee                         October 29, 1996
Walter F. Leinhardt


/S/ EDWARD H. LINDE               Trustee                         October 29, 1996
Edward H. Linde


/S/ GLENN P. STREHLE              Trustee                         October 29, 1996
Glenn P. Strehle


/S/ ROBIN W. DEVEREUX            Vice President & Treasurer       October 29, 1996
Robin W. Devereux              (Principal Accounting Officer)


     Page 29

                             ANNUAL REPORT ON FORM 10-K
                       ITEM 8 AND ITEM 14(A) (1), (2) AND (D)




          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES,

                              FINANCIAL STATEMENTS AND

                            FINANCIAL STATEMENT SCHEDULES






                            PROPERTY CAPITAL TRUST
                             Boston, Massachusetts
                           Year Ended July 31, 1996


                   PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                             Boston, Massachusetts
                         Year Ended December 31, 1995


                        PCA CROSSROADS ASSOCIATES, LTD.
                             Boston, Massachusetts
                         Year Ended December 31, 1995

      Page 30
ITEM 14(A)(1),AND (2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                    PAGE
Property Capital Trust
The following consolidated  financial  statements of Property Capital Trust are included in Item 8:

Consolidated balance sheet at July 31, 1996 and 1995                                                 31
Consolidated statement of income for each of the three years in the period ended July 31, 1996       32
Consolidated statement of cash flows for each of the three years in the period ended
 July 31, 1996                                                                                       33
Consolidated statement of shareholders' equity for each of the three years in the period ended
 July 31, 1996                                                                                       34
Notes to consolidated financial statements                                                        35-51
Consolidated Quarterly Financial Data (unaudited)                                                    52

The following consolidated financial statement  schedules  of  Property Capital
Trust are included in Item 14 (d):

II  - Allowance for possible investment losses                                                       53
III  -  Investments - Land Leasebacks held directly by the Trust, and Owned
        Properties held directly by the Trust and Assets Held for Sale directly
        by the Trust                                                                              54-59
IV - Investments - Mortgage Loans held directly by the Trust                                      60-62
Exhibit A - Investment Partnerships - Owned Properties and Assets Held for Sale                   64-69

The following separate financial statements are required pursuant to Rule 3-09 of Regulation S-X:

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
The following financial statements of Property Capital Midwest Associates, L.P.
are included in Item 8:

Balance sheet at December 31, 1995 and 1994                                                         72
Statement of operations for each of the three years in the period ended December 31, 1995           73
Statement of cash flows for each of the three years in the period ended December 31, 1995           74
Statement of changes in partners' equity for each of the three years in the period ended
 December 31, 1995                                                                                  75
Notes to financial statements                                                                    76-78

The  following  financial  statement  schedule   of  Property  Capital  Midwest
Associates, L.P. are included in Item 14 (d):

III - Assets Held for Sale                                                                       80-81

PCA CROSSROADS ASSOCIATES, LTD.
The following financial statements of PCA Crossroads Associates, Ltd. are included in Item 8:

Balance sheet at December 31, 1995 and 1994                                                         84
Statement of income for each of the three years in the period ended December 31, 1995               85
Statement of cash flows for each of the three years in the period ended December 31, 1995           86
Statement of changes in partners' equity for each of the three years in the period ended
 December 31, 1995                                                                                  87
Notes to financial statements                                                                    88-89


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

      Page 32
REPORT OF INDEPENDENT AUDITORS





The Trustees and Shareholders
Property Capital Trust



We have audited the accompanying consolidated balance sheets of Property Capital Trust (a real estate investment trust) as of July 31, 1996 and 1995, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust at July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                     ERNST & YOUNG LLP


Boston, Massachusetts
August 23, 1996

      Page 33
Property Capital Trust
CONSOLIDATED BALANCE SHEET

                                                                        JULY 31,
                                                               1996                  1995
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
   (net of accumulated depreciation of $12,932,000
   and $10,522,000 in 1996 and 1995, respectively)         $56,810,000            $83,985,000
  Structured Transactions held directly by the Trust        28,200,000             32,571,000
  Investment Partnerships                                    9,600,000             48,299,000

                                                            94,610,000            164,855,000
Allowance for possible investment losses                   (4,636,000)            (14,077,000)

                                                            89,974,000            150,778,000
Asset Held for Sale directly by the Trust                   16,938,000             10,185,000

                                                           106,912,000            160,963,000

Cash and cash equivalents                                    2,997,000              5,209,000
Interest and rents receivable
  Owned Properties held directly by the Trust                1,503,000              1,958,000
  Structured Transactions held directly by the Trust           241,000                221,000
  Other assets                                                 966,000              1,088,000

                                                         $ 112,619,000          $ 169,439,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                     $5,367,000             $3,207,000
  Accrued interest                                             287,000                707,000
  Mortgage notes payable                                    36,889,000             40,145,000
  9 3/4%  Convertible Subordinated Debentures                   -                   2,546,000
  10% Convertible Subordinated Debentures                       -                  29,125,000

                                                            42,543,000             75,730,000

Shareholders' Equity
  Common Shares (without par value, unlimited shares
   authorized,  9,278,261  and  9,053,881 issued and
   outstanding in 1996 and 1995, respectively)             107,672,000           106,190,000
   Accumulated deficit                                     (36,341,000)          (12,481,000)

                                                            71,331,000            93,709,000
Less cost of Treasury Shares                                (1,255,000)               -

Total Shareholders' Equity                                  70,076,000            93,709,000


                                                         $ 112,619,000         $ 169,439,000

                                   See accompanying notes

      Page 34
Property Capital Trust
CONSOLIDATED STATEMENT OF INCOME

                                                                  YEARS     ENDED     JULY    31,
                                                               1994            1995           1996
REVENUES
Rents from Owned Properties held directly by the Trust     $ 12,641,000    $ 15,777,000   $ 14,083,000
Structured Transactions held directly by the Trust
  Base income                                                 2,664,000       2,693,000      3,074,000
  Overage income                                              2,297,000       1,858,000      1,911,000
Income from unconsolidated Investment Partnerships            3,326,000       1,858,000      2,264,000

                                                             20,928,000      22,186,000     21,332,000

Interest income                                                 486,000         108,000          1,000
Advisory fee income                                             385,000         325,000        290,000

                                                             21,799,000      22,619,000     21,623,000

EXPENSES
Expenses on Owned Properties held directly by the Trust       5,569,000       6,822,000      6,915,000
Interest                                                      4,800,000       6,931,000      6,994,000
Depreciation                                                  4,008,000       4,192,000      3,538,000
General and administrative expenses                           3,518,000       2,138,000      2,034,000
Write-down of real estate investment                          3,000,000            -              -
Professional fees                                               474,000         362,000        377,000
Trustees' fees and expenses                                     137,000         158,000        186,000

                                                             21,506,000      20,603,000     20,044,000

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                            293,000       2,016,000      1,579,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                       6,094,000       3,209,000      2,510,000

INCOME BEFORE EXTRAORDINARY ITEM                              6,387,000       5,225,000      4,089,000
EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT OF DEBT          (473,000)         88,000              -

NET INCOME                                                $   5,914,000    $  5,313,000  $   4,089,000

NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                            $ 0.03          $ 0.23         $ 0.17
GAIN ON SALE OF REAL ESTATE INVESTMENTS                           0.67            0.35           0.28

INCOME BEFORE EXTRAORDINARY ITEM                                  0.70            0.58           0.45
EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT OF DEBT            (0.05)           0.01            -

NET INCOME PER SHARE                                            $ 0.65          $ 0.59          $ 0.45

AVERAGE SHARES OUTSTANDING                                   9,097,000       9,044,000       9,030,000

      Page 35
Property Capital Trust
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEARS     ENDED     JULY    31,
                                                               1994            1995           1996
OPERATING ACTIVITIES
Net Income                                                $  5,914,000   $  5,313,000     $  4,089,000
Adjustments to Net Income
  Gain on sale of real estate investments                   (6,094,000)    (3,209,000)      (2,510,000)
  Extraordinary loss (gain) from extinguishment of debt        473,000        (88,000)           -
  Depreciation and amortization                              4,205,000      4,398,000        3,611,000
  Write-down of real estate investment                       3,000,000          -                -
  Income from unconsolidated Investment Partnerships        (3,326,000)    (1,858,000)      (2,264,000)
  Distributions of income from Investment Partnerships       3,326,000      2,106,000        2,048,000
Changes in assets and liabilities
  Decrease (increase) in interest and rents receivable         435,000        (68,000)        (115,000)
  (Increase) decrease in other assets, net                    (137,000)       247,000         (387,000)
  Increase in accounts payable and accrued
   expenses and accrued interest                             1,418,000        380,000          818,000

Net Cash Provided by Operating Activities                    9,214,000      7,221,000        5,290,000

Owned Properties held directly by the Trust
  Dispositions                                              10,828,000     15,310,000       12,567,000
  Additions                                                 (1,075,000)    (6,249,000)      (9,030,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                    5,101,000     10,000            5,434,000
  Additions                                                   (600,000)         -                -
Investment Partnerships
  Distributions in excess of income                         38,883,000      1,196,000          146,000

Net Cash Provided by Investing Activities                   53,137,000     10,267,000        9,117,000

FINANCING ACTIVITIES
Redemption/repurchase of Convertible
 Subordinated Debentures                                   (31,645,000)    (1,610,000)         -
Cash dividends paid                                        (29,774,000)    (3,437,000)      (2,528,000)
Prepayment of mortgage notes payable                        (3,000,000)    (8,440,000)     (17,492,000)
Scheduled amortization of mortgage notes payable              (256,000)      (525,000)        (469,000)
Proceeds from exercise of stock options                        112,000         13,000            8,000
Proceeds from mortgage notes payable                              -         6,000,000       18,000,000
Repayment of bank note payable, net                               -        (5,000,000)     (11,530,000)

Net Cash Used in Financing Activities                      (64,563,000)   (12,999,000)     (14,011,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,212,000)     4,489,000          396,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               5,209,000        720,000          324,000

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  2,997,000   $  5,209,000     $    720,000


Property Capital Trust
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                  YEARS     ENDED     JULY    31,
                                                               1994            1995           1996
COMMON SHARES
Balance at beginning of year                             $ 106,190,000   $ 106,060,000   $ 106,052,000
Common Shares issued in payment of deferred
  Trustees' compensation                                     1,344,000         117,000          -
Stock options exercised                                        112,000          13,000          8,000
Conversion of Convertible Subordinated Debentures               26,000           -              -

Balance at end of year                                     107,672,000     106,190,000    106,060,000

ACCUMULATED DEFICIT
Balance at beginning of year                               (12,481,000)    (14,357,000)   (15,918,000)
Net income                                                   5,914,000       5,313,000      4,089,000
Cash dividends paid ($3.23, $0.38 and $0.28 per share
  in 1996, 1995 and 1994, respectively)                    (29,774,000)     (3,437,000)    (2,528,000)

Balance at end of year                                     (36,341,000)    (12,481,000)   (14,357,000)

TREASURY SHARES
Balance at beginning of year                                     -              -              -
Purchase of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (184,639 Treasury
  Shares  in  1996,  and  0 in 1995 and  1994)             (1,255,000)          -              -

Balance at end of year                                     (1,255,000)          -              -


Total Shareholders' Equity                               $ 70,076,000     $ 93,709,000   $ 91,703,000






NUMBER OF COMMON SHARES
Common shares issued and outstanding at beginning of year   9,053,881        9,030,585      9,028,585
Common Shares issued in payment of deferred
  Trustees' compensation                                      199,542           20,296                                             -
Stock options exercised                                        23,640            3,000          2,000
Conversion of Convertible Subordinated Debentures               1,198            -              -

Common Shares Issued and Outstanding at End of Year         9,278,261        9,053,881      9,030,585

See accompanying notes

      Page 37
Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

To the extent the Trust receives net proceeds from sales of its properties, the Trust intends to utilize such net proceeds to retire debt and/or make distributions to shareholders. No assurances can be given as to the time required to carry out the plan (although the Trustees anticipated in June 1995 that the plan would be fully implemented within three to five years) or the prices at which the properties can be sold. To date the Business Plan is proceeding more rapidly and generating higher sales prices than initially anticipated. Immediately prior to the implementation of the Business Plan, the Trust owned 27 investments. During fiscal 1996, thirteen properties have been sold or otherwise disposed of and the proceeds have been used to retire
$31,671,000 principal amount of the Trust's 10% and 9 3/4% Convertible Subordinated Debentures and to prepay $3,000,000 of the first mortgage loan on the Trust's Loehmann's Fashion Island property in Aventura, Florida. In addition, the Trust paid special dividends aggregating $2.75 per share ($25,403,000).

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

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Trust considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships or a participation agreement in which the Trust or one of its subsidiaries is the general partner or lead lender and other institutional investors are limited partners or participants ("Investment Partnerships"). During the third quarter of fiscal 1994, the Trust changed its method of accounting for its Investment Partnerships to the equity method and prior period financial statements were restated to reflect the change as if it had occurred at the beginning of the period. Previously, the Trust consolidated its share of the Investment Partnerships' results of operations and related assets and liabilities. Although the change in accounting did not affect the Trust's net income (loss) or shareholders' equity, the change was, and continues to be, to a preferable method based upon generally accepted accounting principles and is more consistent with current accounting practices in the real estate industry.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments (except for Assets Held for Sale) are carried at cost, net of accumulated depreciation and less an allowance for possible investment losses. When the Trust acquires a property from its lessee/mortgagor it records the acquired property improvements at the lesser of cost or net realizable value at the time of acquisition. The Trust's allowance for possible investment losses is based upon management's estimate of the net realizable value of each investment and to the extent this is less than the carrying value of an investment, an allowance for possible investment losses is established. In determining estimated net realizable value, consideration is given to many factors, such as income to be earned from the investment, the cost to hold the property to the hypothetical time of sale, the selling price a property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions including availability of credit.
Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Page 38
NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASSETS HELD FOR SALE

The Trust defines an "Asset Held for Sale" as an asset that has been approved for sale by the Trustees and, if applicable, the Investment Partnership and either is being marketed for sale or is soon to be marketed by a broker who has already been selected by the Trust. Assets Held for Sale are written down to the lower of cost or net realizable value and, in the case of investments held directly by the Trust, are classified separately on the balance sheet. Depreciation is not recorded on these assets. The revenues and expenses of an Asset Held for Sale are not reclassified, and continue to be recorded as they were prior to the reclassification.

MORTGAGE LOANS

The Trust accounts for its mortgage loans under the provisions of FASB Statement No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN," as amended by FASB Statement 118. The statement requires impairment losses to be recorded, when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient at the loan's observable market price or the fair value of the collateral if collateral dependent.

STOCK OPTION ACCOUNTING POLICY DISCLOSURE

The Trust accounts for its stock compensation arrangements under the provisions of APB 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and intends to continue to do so.

REVENUE RECOGNITION

For financial reporting purposes, the Owned Properties held directly by the Trust and the Investment Partnerships are accounted for on a one-month lag. Certain space leases at the Owned Properties held directly by the Trust provide for free rent periods and stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. Rental income recognized under the straight-line method was greater (less) than rent received or receivable by the Trust for financial reporting purposes by ($119,255), $280,000 and ($32,000) for the years ended July 31, 1996, 1995 and 1994, respectively.

NET INCOME PER SHARE

Net income per share is calculated by dividing net income by the weighted average Common Shares outstanding during the year. Net income per share on a quarterly basis may not total to the annual net income per share due to rounding.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.







Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      Page 39
NEW ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust will adopt Statement 121 in the first quarter of fiscal 1997. Based on current circumstances, including implementing the Business Plan and the available loss reserve, the financial statement impact of adoption of Statement 121 is not anticipated to adversely impact the Trust's financial statements.


NOTE 2.  REAL ESTATE INVESTMENTS

The Trust's real estate investments consist primarily of equity investments in completed, income-producing properties located throughout the United States. Investments consisting of land leasebacks and/or mortgage loans are classified as Structured Transactions. Operating properties are classified as Owned Properties. Certain properties are classified as Assets Held for Sale (see
Note 1). Investments made through partnerships or participation agreements in which the Trust or its subsidiary is the general partner or lead lender and other institutional investors are the limited partners or participating lenders are classified as Investment Partnerships. As of July 31, 1996, the Trust had seven Structured Transactions held directly by the Trust, three Owned Properties held directly by the Trust and one Asset Held for Sale directly by the Trust. The Trust had investments in three Investment Partnerships, one of which only held an Owned Property and two of which each only held an Asset Held for Sale.


The Trust's Real Estate Investments (net of accumulated depreciation) are as follows:
                                                             JULY 31,
                                                      1996             1995

Owned Properties held directly by the Trust       $56,810,000      $83,985,000

Structured Transactions held directly by the Trust
  Land leasebacks                                  14,180,000       17,140,000
  Mortgage loans                                   14,020,000       15,431,000

  Investment Partnerships*                          9,600,000       48,299,000

                                                   94,610,000      164,855,000

  Allowance for possible investment losses         (4,636,000)     (14,077,000)

                                                   89,974,000      150,778,000

  Asset Held for Sale directly by the Trust        16,938,000       10,185,000

                                                $ 106,912,000    $ 160,963,000

*Inclusive of Assets Held for Sale in Investment Partnerships.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The   Trust's  Real  Estate  Investments  (net  of  accumulated  depreciation), including Assets Held for Sale and before allowance for possible investment losses, are diversified by type of property as follows:

                                                           JULY 31,
                                              --------------------------------
                                                   1996                1995
------------------------------------------------------------------------------
OWNED PROPERTIES HELD DIRECTLY BY THE TRUST
Shopping centers                               $   36,157,000   $  43,603,000
Office buildings                                   20,653,000      40,382,000
Apartments                                                  -               -
Hotels                                                      -               -
                                               ---------------   ------------
                                                    56,810,000     83,985,000
                                               ---------------   ------------

STRUCTURED TRANSACTIONS HELD DIRECTLY
BY THE TRUST
Shopping centers                                     4,314,000      4,325,000
Office buildings                                             -              -
Apartments                                          15,570,000     16,530,000
Hotels                                               8,316,000     11,716,000
                                               ---------------   ------------
                                                    28,200,000     32,571,000
                                               ---------------   ------------

INVESTMENT PARTNERSHIPS
Shopping centers {(1)}                               6,656,000      8,552,000
Office buildings                                             -     18,611,000
Apartments {(1)}                                     2,944,000     12,155,000
Hotels                                                       -      8,981,000
                                               ---------------   ------------
                                                     9,600,000     48,299,000
                                               ---------------   ------------

ASSET HELD FOR SALE DIRECTLY BY THE TRUST
Office buildings                                    16,938,000     10,185,000
                                               ---------------   ------------
Total Real Estate Investments                    $ 111,548,000  $ 175,040,000
                                               ===============  =============

REAL ESTATE INVESTMENTS BY TYPE OF PROPERTY
Shopping centers                                $   47,127,000  $  56,480,000
Office buildings                                    37,591,000     69,178,000
Apartments                                          18,514,000     28,685,000
Hotels                                               8,316,000     20,697,000
                                               ---------------   ------------
Total Real Estate Investments                    $ 111,548,000  $ 175,040,000
                                               ===============  =============
NUMBER OF PROPERTIES                                        14             27
                                                            ==             ==

{(1)} Inclusive of Assets Held for Sale in Investment Partnerships as of July 31, 1996.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The   Trust's  Real  Estate  Investments  (net  of  accumulated  depreciation), including Assets Held for Sale and before allowance for possible investment losses, are diversified as of July 31, 1996, by geographic region as follows:

                               NUMBER OF            INVESTMENT           % OF
GEOGRAPHIC REGION             PROPERTIES              AMOUNT            TOTAL
------------------------------------------------------------------------------

Midwest                          6                $   45,395,000          41%
South                            3                    42,865,000          38
East                             1                    16,938,000          15
West                             4                     6,350,000           6
                                ---                -------------          --
                                14                 $ 111,548,000         100%
                                ===                =============         ====



OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

Owned Properties held directly by the Trust (which include those held in wholly owned subsidiaries) include land, buildings, tenant improvements, and other. Tenant improvements represent the cost of constructing or finishing tenant space under the terms of a lease for that space. Material disbursements that constitute new assets or improvements to existing assets that extend their useful lives and/or substantially increase their value are capitalized.

Assets included as Owned Properties held directly by the Trust are as follows:

                                                      JULY 31,
                                           ----------------------------------
                                                 1996              1995
------------------------------------------------------------------------------
Land                                        $  13,985,000      $ 17,485,000
Buildings                                      44,881,000        65,700,000
Tenant improvements                             8,893,000         9,206,000
Other                                           1,983,000         2,116,000
                                             ------------      ------------
                                               69,742,000        94,507,000
Accumulated depreciation                      (12,932,000)      (10,522,000)
                                             ------------       -----------
Owned Properties
held directly by the Trust                  $  56,810,000      $ 83,985,000
                                            =============      ============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The operating results of Owned Properties held directly by the Trust are reflected in the consolidated statement of income as Rents from Owned Properties held directly by the Trust and Expenses on Owned Properties held directly by the Trust. Rents from Owned Properties held directly by the Trust represent base rents and expense reimbursements from tenants. Expenses on Owned Properties held directly by the Trust are as follows:

                                              YEARS ENDED JULY 31,
                           --------------------------------------------------
                                 1996                1995            1994
-----------------------------------------------------------------------------
Repairs and maintenance      $ 1,819,000       $ 2,175,000        $ 2,272,000
Real estate taxes              1,295,000         1,333,000          1,585,000
Utilities                      1,002,000         1,336,000          1,322,000
General and administrative       836,000         1,209,000          1,072,000
Management fees                  448,000           570,000            487,000
Insurance                        169,000           199,000            177,000
                               ---------        ----------         ----------
Expenses on Owned Properties
 held directly by the Trust  $ 5,569,000       $ 6,822,000        $ 6,915,000
                             ===========       ===========        ===========


During the quarter ended July 31, 1996, the Trust wrote down its investment in Loehmann's Fashion Island, a shopping center in Aventura, Florida, by $5,612,000 to $36,157,000. $3,000,000 of the write-down was charged to earnings and the balance was charged to the Trust's allowance for possible investment losses.

During fiscal 1995, the Trust sold the 6110 Executive Boulevard office building to an unrelated party for $16,380,000, resulting in a gain of approximately $3,099,000. Effective February 1, 1994, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in 6110 Executive Boulevard, an office building in Rockville, Maryland, subject to a non-recourse first mortgage loan of $6,478,000. During the quarter ended January 31,1994, the Trust wrote down its investment in 6110 Executive Boulevard by $2,000,000. This write-down was charged against the Trust's allowance for possible investment losses.

During fiscal 1994, the Trust sold Eagle apartments to an unrelated third party for approximately $12,570,000, resulting in a loss of $90,000.

ASSETS HELD FOR SALE

At July 31, 1996, the Trust had one Asset Held for Sale directly by the Trust, One Park West office building. This investment, which had a net book value of $18,457,000, had previously been classified as an Owned Property held directly by the Trust. At July 31, 1996, the Trust wrote down its investment in this property by $1,519,000 to $16,938,000. This loss was charged against the Trust's previously established allowance for possible investment losses. In addition, during fiscal 1996, the Trust sold the Citibank Office Plaza - Oak Brook building to an unrelated third party for $11,380,000, resulting in a gain of approximately $470,000. In fiscal 1995, this investment, which had a net book value of $11,156,000, had previously been classified as an Owned Property held directly by the Trust. During the quarter ended July 31, 1995, the Trust wrote down its investment in this property by $971,000 to $10,185,000. This loss was charged against the Trust's previously established allowance for possible investment losses.

During fiscal 1996 and 1995, the Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets to estimated net realizable value, which the Trust then charged its share against its allowance for possible investment losses.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Land leasebacks consist of land purchased under income-producing properties and leased back under long-term net lease arrangements. These leases, which are classified as operating leases, have remaining initial terms of 21 to 68 years, with a weighted average term of 56 years. The leases require fixed monthly base rental payments to the Trust and generally also provide for overage rental payments, which are typically computed as a percentage of property gross receipts in excess of base amounts. Base rental income contractually due under land leasebacks existing at July 31, 1996 is approximately $1,376,000 per year for the next five years.

Certain land leasebacks contain options whereby the lessees may repurchase the land at prices typically based on fair market value, but not less than the Trust's cost, or may cause the land and improvements to be sold to third parties. When a property is sold to a third party, the Trust typically receives the greater of a percentage of total sales proceeds of the property or its cost. During the next five years, repurchase or similar options covering $2,750,000 of land leasebacks become exercisable.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The mortgage loan investments are generally long-term loans that require fixed monthly base interest payments and, when not payable on a self-amortizing basis, require principal payments at maturity. Mortgage loans are generally owned in conjunction with land leaseback transactions and are subordinate to and have cross-default provisions with the land leasebacks. The loans allow for prepayment prior to maturity, and during the next five years all loans may be prepaid.

Because the mortgage loans were made and continue to be held in conjunction with land leaseback transactions and these loans were not originally structured to be considered separately from the land leaseback transactions, it is not practicable to estimate the fair values of these mortgage loans. A determination of the fair values of these mortgage loans as a separate component would be too subjective and as such would not result in a meaningful estimate.

During fiscal 1996, the Trust disposed of three Structured Transactions held directly by the Trust. The Trust's $825,000 Bluffs II land investment was purchased by the Trust's lessee for $2,150,000, resulting in a gain to the Trust of $1,320,000 after closing costs. The Trust's $135,000 Yorkshire land investment was purchased by an unrelated third party for $460,000, resulting in a gain to the Trust of $310,000 after closing costs. The Trust's $2,000,000 Grosvenor Airport Inn land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related $2,000,000 mortgage loan was prepaid for $500,000, with the resulting loss of $1,500,000 being charged against the Trust's allowance for possible investment losses.

In addition, during fiscal 1996, as provided for in the March 1994 restructuring of the Trust's Cincinnati Marriott Inn investments, the Trust loaned an additional $600,000 to its lessee, secured by a junior leasehold mortgage, to make certain approved capital improvements to the hotel. The loan bears interest at 8.0% per annum, with amortization commencing May 1, 1999 and matures on March 1, 2014.

During fiscal 1994 the Trust disposed of three Structured Transactions held directly by the Trust. The Trust's $1,000,000 Village Oaks apartments investment was purchased by the Trust's lessee for $3,500,000. The Trust's Brown County Inn $500,000 land investment was purchased by the Trust's lessee for $600,000 and the Trust's related $973,000 leasehold mortgage was prepaid at par. The Trust's $500,000 Rapids Mall mortgage loan was prepaid for $350,000, with the resulting loss of $150,000 being charged against the Trust's allowance for possible investment losses.

INVESTMENTS IN UNCONSOLIDATED INVESTMENT PARTNERSHIPS

As of July 31, 1996 the Trust or its subsidiary had investments in three unconsolidated Investment Partnerships and, as of July 31, 1995 and 1994, the Trust or its subsidiary had investments in five unconsolidated Investment Partnerships. These investments are accounted for on the equity method. The Investment Partnerships provide for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:

                                                 % OWNED BY THE TRUST
                                                      JULY 31,
                                            ---------------------------------
INVESTMENT  PARTNERSHIPS                         1996         1995
-----------------------------------------------------------------------------
Property Capital Midwest Associates, L.P.        53.30%      53.30%
PCA Southwest  Associates  Limited  Partnership  45.45%      45.45%
PCA  Canyon View Associates Limited Partnership  23.81%      23.81%
Lisle Hilton Inn Loan Participation                  -       41.67%
PCA Crossroads Associates, Ltd.                      -       25.00%

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Condensed combined financial statements of the unconsolidated Investment Partnerships are as follows:

Investment Partnerships
CONDENSED COMBINED BALANCE SHEET


                                                           JULY 31,
                                              --------------------------------
                                                  1996                1995
------------------------------------------------------------------------------
ASSETS
Current assets                                $  2,711,000       $  2,686,000
Owned Properties                                12,682,000         37,258,000
Assets Held for Sale                            18,210,000         55,549,000
Mortgage loans                                           -         34,675,000
Land leasebacks                                          -          9,084,000
Other assets                                        23,000             72,000
                                              ------------      -------------
                                              $ 33,626,000      $ 139,324,000
                                              ============      =============

LIABILITIES AND CAPITAL
Current liabilities                           $  1,077,000      $   3,330,000
Other liabilities                                        -            462,000
Mortgage notes payable                          10,314,000         25,420,000

Trust's share of combined capital                9,600,000         48,299,000

Limited partners' share of combined capital     12,635,000         61,813,000
                                               -----------       ------------
                                              $ 33,626,000      $ 139,324,000
                                              ============      =============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Investment Partnerships
CONDENSED  COMBINED STATEMENT OF INCOME

                                                    YEARS ENDED JULY 31,
                                       ---------------------------------------
                                            1996          1995         1994
-------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties            $ 19,483,000  $ 21,042,000  $ 10,968,000
Structured Transactions
 Base income                              2,261,000     2,664,000     4,225,000
 Overage income                             183,000       644,000       339,000
Other income                                219,000        68,000        33,000
                                         ----------    ----------   -----------
                                         22,146,000    24,418,000    15,565,000
                                         ----------    ----------   -----------

EXPENSES
Owned Properties expenses                10,933,000     12,651,000    5,538,000
Depreciation                              1,190,000      4,144,000    2,787,000
Interest                                  1,707,000      1,915,000      732,000
Other                                       987,000      1,440,000      794,000
                                          ---------    -----------   ----------
                                         14,817,000     20,150,000    9,851,000
                                         ----------    -----------   ----------

INCOME  BEFORE  GAIN  (LOSS)  ON
REAL ESTATE INVESTMENTS                   7,329,000      4,268,000    5,714,000


GAIN (LOSS) ON REAL ESTATE INVESTMENTS
 Gain on sale of real estate investments 14,944,000        242,000            -
 Write-down of real estate investments  (11,051,000)    (4,454,000)           -
                                        ------------     ----------   ---------
NET INCOME                              $11,222,000     $   56,000   $5,714,000
                                        ===========     ==========   ==========


INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of income before gain
(loss) on real estate investments       $ 3,326,000     $ 1,858,000  $2,264,000
Limited Partners' share of income before
  gain (loss) on real estate investments  4,003,000       2,410,000   3,450,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of gain on sale of real
  estate investments                      3,994,000         110,000           -
Limited Partners' share of gain on sale
  of real estate investments             10,950,000         132,000           -
Trust's share of write-down of real
  estate investments
  (previously recorded by the Trust)     (3,810,000)     (2,365,000)          -
Limited Partners' share of write-down
  of real estate investments             (7,241,000)     (2,089,000)          -
                                        ------------     ----------   ---------

NET INCOME                             $ 11,222,000      $   56,000  $5,714,000
                                       ============      ==========  ==========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's equity in unconsolidated Investment Partnerships is as follows:


                                                           JULY 31,
                                             ---------------------------------
                                                   1996              1995
------------------------------------------------------------------------------
Property Capital Midwest Associates, L.P.      $ 6,656,000         $25,140,000
PCA Southwest Associates Limited Partnership     1,308,000           8,878,000
PCA Canyon View Associates Limited Partnership   1,636,000           3,277,000
Lisle Hilton Inn Loan Participation                   -              8,981,000
PCA Crossroads Associates, Ltd.                       -              2,023,000
                                               -----------         -----------
                                               $ 9,600,000         $48,299,000
                                               ===========         ===========


The Trust's share of net income (loss) (including gain on sales) from unconsolidated Investment Partnerships is as follows:


                                                    YEARS ENDED JULY 31,
                                      ----------------------------------------
                                          1996            1995           1994
-------------------------------------------------------------------------------
Property Capital Midwest
Associates, L.P. {(1)}                $ 2,277,000     $  987,000    $  950,000
PCA Southwest Associates Limited
Partnership {(2)}                         721,000        101,000       209,000
PCA Canyon View Associates
Limited Partnership{(3)}                  153,000       (145,000)      195,000
Lisle Hilton Inn Loan Participation       566,000        660,000       617,000
PCA Crossroads Associates, Ltd.         3,603,000        365,000       293,000
                                        ---------      ----------     ---------
                                      $ 7,320,000    $ 1,968,000   $ 2,264,000
                                      ===========    ===========   ============


{(1)}Net of the Trust's share of depreciation of $21,000, $1,373,000 and $1,213,000 for years ended July 31, 1996, 1995 and 1994, respectively.

{(2)}Net of the Trust's share of depreciation of $372,000, $713,000 and $232,000 for the years ended July 31, 1996, 1995and 1994, respectively. These properties converted from Structured Transactions to Owned Properties on March 1994.

{(3)}Net   of  the  Trust's share  of  depreciation  of  $80,000  for  the year
ended July 31, 1996.   This property converted from a   Structured  Transaction
to an Owned Property in August 1995.

Cash distributions received by the Trust from the unconsolidated Investment Partnerships are as follows:

                                                    YEARS ENDED JULY 31,
                                      ----------------------------------------
                                          1996            1995           1994
-------------------------------------------------------------------------------
Property Capital Midwest
Associates, L.P.                       $ 19,506,000  $  1,195,000   $ 1,054,000
PCA Southwest Associates Limited
Partnership                               7,274,000     1,046,000             -
PCA Canyon View Associates
Limited Partnership                         256,000             -       232,000
Lisle Hilton Inn Loan Participation       9,547,000       703,000       610,000
PCA Crossroads Associates, Ltd.           5,626,000       358,000       298,000
                                       ------------       -------     ---------
                                       $ 42,209,000   $ 3,302,000    $2,194,000
                                       ============   ===========    ==========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets to estimated net realizable value aggregating $2,970,000 during fiscal 1996 and $2,365,000 during fiscal 1995. In addition, during fiscal 1996, PCA Southwest Associates Limited Partnership and PCA Canyon View Associates Limited Partnership each wrote off an investment resulting in a loss to the Trust of $307,000 and
$533,000, respectively. The Trust then charged these losses against its allowance for possible investment losses as follows:

                                                       JULY 31,
                                         -------------------------------------
                                                   1996             1995
------------------------------------------------------------------------------
Property  Capital  Midwest  Associates, L.P.   $ 1,255,000       $ 2,311,000
PCA Southwest Associates Limited Partnership     1,017,000            54,000
PCA Canyon View Associates Limited Partnership   1,538,000                 -
                                                ----------       -----------
                                               $ 3,810,000       $ 2,365,000
                                               ===========       ===========

The Structured Transactions held by Investment Partnerships were similar to those held directly by the Trust. The land leaseback leases required fixed monthly base rental payments to the Investment Partnerships and also provided for overage rental payments.

The mortgage loans held by Investment Partnerships were generally long-term loans that required fixed monthly base interest payments and, when not payable on a self-amortizing basis, required principal payments at maturity. Except for the Lisle Hilton Inn loan participation, mortgage loans were owned in conjunction with land leaseback transactions and were subordinate to and had cross-default provisions with the land leasebacks. The Lisle Hilton Inn loan participation, although not owned in conjunction with a land leaseback transaction, also required overage interest payments similar to the land leasebacks.

During fiscal 1996, certain of the Trust's Investment Partnerships disposed of three Structured Transactions. PCA Crossroads Associates, Ltd. ("Crossroads"), an Investment Partnership which owned the land underlying the Crossroads Mall in Boulder, Colorado, sold the land to its lessee, resulting in a gain to the Trust of $3,500,000 on its investment of $2,000,000. The Trust had a 25.0% general partner interest in Crossroads. The first mortgage held by the Lisle Hilton Inn loan participation ("Lisle"), secured by the Lisle Hilton Inn located in Lisle, Illinois, was prepaid at par. The Trust had a 41.67% interest in Lisle and received $8,942,000 from the prepayment. PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California settled certain litigation. As a result, the Investment Partnership received $300,000 from the first mortgagee of Phase I for permitting it to foreclose on Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this partnership by $1,538,000. This write-down was charged against the Trust's allowance for possible investment losses. At July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale. The Trust has a 23.81% general partner interest in Canyon View.

During fiscal 1996, two Investment Partnerships sold six Assets Held for Sale, three of which were classified as Assets Held for Sale at July 31, 1995 and three were reclassified to Assets Held for Sale during fiscal 1996. In addition, one Investment Partnership permitted an Owned Property to be foreclosed by the first mortgagee. PCA Southwest Associates Limited Partnership ("Southwest"), an Investment Partnership which owned 2,848 apartments in Houston, Texas at July 31, 1995, sold the Chimney Rock complex to an unrelated party resulting in a gain to the Trust of $1,000. St. Charles and Boardwalk investments were reclassified during fiscal 1996 to Assets Held for Sale resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. These investments were sold in June 1996 to an unrelated third party resulting in a gain to the Trust of $50,000. Southwest also disposed of its Telegraph Hill - Phase B investment (259 units) by allowing the first mortgage lender to foreclose on the property and, as a result, the Trust wrote off its net investment in this property. The $307,000 write-off was charged against the Trust's allowance for possible investment losses. The Trust, through a wholly owned subsidiary, has a 45.45% general partner interest in Southwest.

Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owned four investments in Overland Park, Kansas, reclassified its investment in College Hills 3 to an Asset Held for Sale in fiscal 1996. In addition, Midwest's Financial Plaza investment, which was previously reclassified to an Asset Held for Sale, was further written down by the Trust by $1,255,000. Financial Plaza, College Hills 3 and College Hills 8 were sold to unrelated third parties and the net sales prices of these properties resulted in a gain to the Trust aggregating $443,000. The Trust has a 53.3% general partner interest in Midwest.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  REAL ESTATE INVESTMENTS (continued)

During fiscal 1995, Southwest sold the Braes Hill project to an unrelated party resulting in a gain to the Trust of $110,000. At July 31, 1995, Southwest reclassified its investment in the Chimney Rock apartments to Assets Held for Sale resulting in a write-down by the Trust of $54,000, which was charged against the Trust's previously established allowance for possible investment losses. The Trust's investment in Southwest had a net book value of $8,932,000 prior to the Chimney Rock property write-down. At July 31, 1995, Midwest reclassified its investments in Financial Plaza, Plaza West Retail Center and College Hills 8 to Assets Held for Sales, resulting in a write-down by the Trust of $2,311,000. The Trust's investment in Midwest had a net book value of $27,451,000 prior to the Financial Plaza, College Hills 8 and Plaza West Retail Center's write-downs. The Trust's share of the write-down was charged against the Trust's previously established allowance for possible investment losses.

On March 31, 1994, Southwest acquired for $427,000 its lessee's interest in five properties subject to first mortgages aggregating $25,989,000. During the quarter ended July 31, 1994, the Trust wrote down its investment in this partnership by $566,000. This write-down was charged against the Trust's allowance for possible investment losses.


NOTE 3.  INDEBTEDNESS

The Trust has available a total of $10,000,000 under a revolving line of credit from a major New England bank. Borrowings under the line of credit are repayable on demand by the lender. At July 31, 1996 there were no outstanding borrowings under the line. Interest is at the bank's prime rate (8.25% at July 31, 1996).

A majority of the real estate investments are subject to long-term first mortgage financing which aggregated $111,420,000 at July 31, 1996 and $182,686,000 at July 31, 1995. At July 31, 1996, long-term first mortgage financing consisted of $27,162,000 of debt on Owned Properties held directly by the Trust, $9,727,000 of debt on the Asset Held for Sale directly by the Trust and $10,314,000 of debt on Owned Properties held in Investment Partnerships. The balance of $64,217,000 represents debt on Structured Transactions which is not reflected on the Trust's balance sheet because the obligation to pay such debt is that of the Trust's lessees/mortgagors.

At July 31, 1996 two of the Trust's Owned Properties held directly by the Trust and an Asset Held for Sale directly by the Trust were encumbered by first mortgages aggregating $36,889,000 and at July 31, 1995, three of the Trust's Owned Properties held directly by the Trust were encumbered by first mortgages aggregating $40,145,000.

                             PRINCIPAL BALANCE
                                  JULY 31,               INTEREST
                              1996           1995           RATE     MATURITY

Loehmann's Fashion Island   $18,732,000  $  21,732,000    7.97%*    July 1998
One Park West                 9,727,000      9,898,000    9.50%     June 2000
Park Place                    8,430,000      8,515,000    5.65%      May 2008
                            -----------  -------------
                           $ 36,889,000   $ 40,145,000
                           ============  =============


* Rate is fixed until December 1996; see below for further information.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INDEBTEDNESS (continued)

The book value of real estate pledged as collateral for these loans was approximately $64,296,000. Scheduled principal payments on these loans at July 31, 1996 are as follows:


YEAR ENDING JULY 31,


1997                                                $      273,000
1998                                                    19,023,000
1999                                                       312,000
2000                                                     9,191,000
2001                                                        85,000
2002 and thereafter                                      8,005,000
                                                      ------------
Total                                                 $ 36,889,000
                                                      ============

With respect to an Owned Property held directly by the Trust, Loehmann's Fashion Island, the first mortgage on this property was refinanced on June 30, 1994 with an initial advance of $18,000,000. The loan commitment was for $30,000,000, with additional advances to be made through June 1996 based upon property performance. There were subsequent advances aggregating $6,000,000 and periodic amortization payments including a $3,000,000 payment made during fiscal 1996. The first mortgage loan had a balance at July 31, 1996 of $18,732,000 ($12,000,000 of which is recourse to the Trust), matures in July 1998 and bears interest at the lender's prime rate plus 1/4% with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury notes for a specified number of times. This option may be exercised at no cost or additional liability to the Trust. In July 1995, the Trust fixed the interest rate on the total outstanding borrowings at 7.97% (2.25% over comparable term U.S. Treasury notes) until December 1996.

In November 1993, the Trust refinanced the $8,600,000 first mortgage on the Park Place office building located in Clayton, Missouri, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. Interest is payable semi-annually. The mortgage balance was $8,430,000 at July 31, 1996 and amortizes $85,000 annually in May through 2003, and $430,000 annually thereafter through May 2007. The then remaining balance of $6,115,000 matures in May 2008.

The Trust issued $40,000,000 of 9 3/4% Convertible Subordinated Debentures in May 1983, maturing May 15, 2008, and $40,000,000 of 10% Convertible Subordinated Debentures in December 1984, maturing December 15, 2009. As of July 31, 1995, $2,546,000 and $29,125,000 of the 9 3/4% and 10% Debentures,
respectively, were outstanding. During fiscal 1996, all of the Trust's outstanding Debentures were retired.

For the years ended July 31, 1996, 1995 and 1994, cash paid for interest on all of the Trust's debt was $5,044,000, $6,818,000, and $6,961,000 respectively, net of capitalized interest of $0, $0, and $858,000, respectively.

The fair value of the Trust's mortgage notes payable at July 31, 1996 is $36,992,000. The fair value was estimated using discounted cash flow analyses on the mortgage notes. The mortgage notes payable are assumed to be held to maturity.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  RENTS UNDER OPERATING LEASES

All space leases at the Owned Properties held directly by the Trust are classified as operating leases. Minimum future base rents to be received from leases in effect at July 31, 1996 are as follows:

YEAR ENDING JULY 31,

1997             $      8,805,000
1998                    7,676,000
1999                    6,912,000
2000                    6,254,000
2001                    5,112,000
2002 and thereafter     4,990,000
                     ------------
Total                $ 39,749,000
                     ============


The minimum future base rents do not include contingent rentals, such as tenant reimbursements which are received under certain leases based upon property operating costs, or percentage rents which are based on the level of a tenant's sales.


NOTE 5.  RENTAL EXPENSE

In July 1996, the Trust moved its offices to 101 Federal Street, Boston, Massachusetts and entered into a lease that expires on August 31, 1998. In July 1996, the Trust's prior space lease was terminated by the landlord. Rental expense under the Trust's previous lease was $152,000, $132,000 and $128,000 in fiscal years 1996, 1995 and 1994, respectively. Future minimum rental payments will be $103,000 per year for fiscal years 1997 and 1998.


NOTE 6.  ADVISORY SERVICES

Effective August 1, 1992 the Trust entered into an agreement with PCA Institutional Advisors ("PCAIA") pursuant to which the Trust assumed responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and the five Investment Partnerships.

The Trust receives annually the first $150,000 of amounts payable pursuant to the Advisory Agreements as compensation for providing such services, which amount generally corresponds to the additional expenses incurred by the Trust in performance of such tasks, plus 50% of additional amounts payable pursuant to the Advisory Agreements, which additional amounts aggregated $235,000, $175,000 and $140,000 in fiscal 1996, 1995 and 1994, respectively. PCAIA receives the remaining 50% of such payments in excess of $150,000. Excluded from the foregoing arrangement was the termination fee provided for in the PCA Crossroads Associates, Ltd. ("Crossroads") advisory agreement, which fee was paid in fiscal 1996 solely to PCAIA.

Commencing on August 1, 1997, the Trust may terminate the foregoing agreement and thereafter receive 100% of all payments under the Advisory Agreements by paying PCAIA three times PCAIA's share of the average of the annual payments, (the "Buy-Out Amount") that it received under such sharing arrangement during the two prior fiscal years, calculated without reference to payments attributable to properties sold or otherwise disposed of during such fiscal years. The Buy-Out Amount is payable to PCAIA in three annual installments, in arrears, with interest accruing on the unpaid principal amount of such payment at the prime rate of the Trust's primary bank lender. The Buy-Out Amount is reduced in the event that properties are sold or otherwise disposed of during the three years over which such amount is payable.

NOTE 7.  RELATED PARTY TRANSACTIONS

During fiscal 1996, 1995 and 1994, the Trust incurred legal fees in the amount of $262,000, $224,000 and $346,000, respectively (exclusive of additional amounts paid by the Trust's lessees and borrowers, if any), from the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner. Not included in the above amount is the Trust's share of legal fees incurred by the Investment Partnerships in the amount of $66,000, $17,000, and $46,000 for fiscal 1996, 1995 and 1994, respectively.

      Page 51
Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  ANTICIPATED CAPITAL EXPENDITURES

Amounts aggregating approximately $4,050,000 may be required during fiscal 1997 for capital expenditures on the Trust's Owned Properties held directly by the Trust and Assets Held for Sale directly by the Trust. Additionally, the Trust's share of capital expenditures which may be required by the Investment Partnerships during fiscal 1997 is approximately $100,000.


NOTE 9.  SHAREHOLDERS' EQUITY

1992 EMPLOYEE STOCK OPTION PLAN

The Property Capital Trust 1992 Employee Stock Option Plan (the "Plan") for key employees of the Trust and its subsidiaries is a plan under which options for 400,000 shares may be granted to purchase Common Shares for a purchase price equal to, at a minimum, the fair market value of the shares on the date of grant, subject to certain adjustments. The Compensation Committee of the Board of Trustees administers the Plan and is responsible for selecting the individuals eligible to receive options and for determining the number of options to be granted to such individuals and the purchase price of the shares. Under the plan 20% of the options become exercisable on each anniversary of the date of grant and all options vest once the option price declines below $2.00 per share. The options are subject to termination under certain circumstances. Changes in options outstanding during the period were as follows:

                                                               Average
                                                  Number     Option Price
                                                 of Shares    per Share
Granted - 1993                                    107,750     $  3.750*
Canceled - 1993                                    (4,000)       3.750

Shares under option at July 31, 1993              103,750        3.750

Granted - 1994                                     68,850        6.375*
Exercised - 1994                                   (2,000)       3.750

Shares under option at July 31, 1994              170,600        4.809

Granted - 1995                                     82,500        6.140*
Exercised - 1995                                   (3,000)       4.625

Shares under option at July 31, 1995              250,100        5.251

Exercised - 1996                                  (23,640)       4.751

Shares under option at July 31, 1996              226,460     $  5.303

Options exercisable at July 31, 1996              126,150

Options available for grant at beginning of year  144,900

Options available for grant at July 31, 1996      144,900

* Subsequent to the end of fiscal 1996 the option price was reduced as a result of distributions made in excess of funds from operations as provided for in the Plan.

Property Capital Trust

      Page 52
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS EQUITY (continued)

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

                  Options granted on November 30, 1994 @ $6.125*
                    and outstanding at July 31, 1995                     24,000
                  Options granted on December 15, 1995 @ $8.563*  24,000

                  Options outstanding July 31, 1996                      48,000

                  Options exercisable July 31, 1996                      24,000

                  *  Subsequent  to the end of fiscal 1996 the option price was
reduced as a result of distributions  made in excess of funds from   operations
as provided for in the Plan.

AMENDED AND RESTATED DEFERRED STOCK PLAN FOR NON-EMPLOYEE TRUSTEES

In November 1994, the Amended and Restated Deferred Stock Plan for Non-Employee Trustees was approved by the shareholders of the Trust. If a Trustee elects to defer payment of Trustee fees, share units are allocated to such Trustee's account based upon the closing price for the Common Shares on the date the fees would have been earned. Share units are also allocated to reflect dividends that would have been paid on such share units. Payments to a Trustee are made upon death, disability or ceasing to serve as a Trustee. There are 250,000 Common Shares available under this Plan. This plan replaced a previous plan the shares of which were transferred to this plan on November 30, 1994.

In fiscal 1994, the Trust entered into a Trust Agreement with BayBank, a Massachusetts corporation, whereby BayBank agreed to hold the Common Shares (and dividends thereon) that are issued under the Deferred Stock Plan (an arrangement commonly known as a "Rabbi Trust"). In fiscal 1996, the Rabbi Trust was funded with Common Shares that had been deferred under the Plan. Under current accounting rules, assets of a Rabbi Trust must be accounted for as if they are assets of the Trust.


Share units transferred November 30, 1994                   118,385
Share units issued fiscal 1995                               30,983
Share units exercised fiscal 1995                           (20,296)
Share units outstanding July 31, 1995                       129,072
Share units issued fiscal 1996                               20,922
Share units exercised fiscal 1996                           (14,903)
Share units outstanding prior to transfer to Rabbi Trust    135,091
Share units issued in Property Capital Trust
 Common Shares and transferred to the Rabbi Trust          (135,080)

Share units outstanding July 31, 1996                            11

Common  Shares issued and transferred to the Rabbi Trust    135,080
Dividends reinvested in Common Shares                        49,559

Common Shares issued and outstanding  in the
 Rabbi Trust July 31, 1996                                  184,639


Property Capital Trust

      Page 53
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS EQUITY (continued)

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


NOTE 10.  DIVIDENDS

The Trust typically pays a dividend approximately 55 days following each fiscal quarter, normally equal to at least 100% of income before gains (losses) on real estate investments. In addition, in July 1996, the Trust paid an additional dividend to distribute proceeds from dispositions. It is the current intention of the Trustees to distribute proceeds from dispositions as special dividends at the same time as the quarterly dividend. However, the Trustees may choose to make an additional dividend from time to time rather than wait for a quarterly dividend payment date.

                                     YEARS ENDED JULY 31,
                                     1996    1995   1994

Quarterly  dividends declared        $.48    $.41   $.30
Special dividends declared           2.75      -      -
Total dividends declared            $3.23    $.41   $.30


On August 23, 1996, the Trustees declared a dividend of $.12 per share, payable on September 24, 1996 to shareholders of record on September 13, 1996, which dividend is included in the above table.

In order to qualify as a real estate investment trust, Property Capital Trust must distribute substantially all of its taxable income to shareholders not later than twelve months following the end of its fiscal year.

      Page 54
Property Capital Trust
CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTERS ENDED
                                                         OCTOBER 31,    JANUARY 31,   APRIL 30,      JULY 31,
FISCAL 1996
Revenues                                                 $ 5,828,000   $ 5,463,000   $ 5,255,000   $ 5,253,000
Expenses                                                   4,998,000     4,931,000     4,257,000     7,320,000{(1)}

Income (Loss) before Gain on Sale of Real Estate
  Investments and Extraordinary Item                         830,000       532,000       998,000    (2,067,000)
Gain on Sale of Real Estate Investments                    3,501,000       780,000       443,000     1,370,000

Income (Loss) before Extraordinary Item                    4,331,000     1,312,000     1,441,000      (697,000)
Extraordinary Loss from Extinguishment of Debt               (63,000)     (169,000)     (165,000)      (76,000)

Net Income (Loss)                                        $ 4,268,000   $ 1,143,000   $ 1,276,000    $ (773,000)

Net Income (Loss) per Share
Income (Loss ) before Gain on Sale of Real Estate
  Investments and Extraordinary Item                          $ 0.09        $ 0.06        $ 0.11       $ (0.22)
Gain on Sale of Real Estate Investments                         0.39          0.09          0.05          0.15

Income (Loss) before Extraordinary Item                         0.48          0.15          0.16         (0.07)
Extraordinary Loss from Extinguishment of Debt                 (0.01)        (0.02)        (0.02)        (0.01)

Net Income (Loss) per Share                                   $ 0.47        $ 0.13        $ 0.14       $ (0.08)

Average Shares Outstanding                                 9,054,000     9,064,000     9,088,000     9,182,000


FISCAL 1995
Revenues                                                 $ 5,951,000   $ 5,778,000   $ 5,415,000   $ 5,475,000
Expenses                                                   5,243,000     5,405,000     4,958,000     4,997,000

Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                     708,000       373,000       457,000       478,000
Gain on Sale of Real Estate Investments                         -        3,099,000       110,000          -

Income before Extraordinary Item                             708,000     3,472,000       567,000       478,000
Extraordinary Gain from Extinguishment of Debt                  -               -         88,000          -

Net Income                                                 $ 708,000   $ 3,472,000 $     655,000 $     478,000

Net Income per Share
Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                      $ 0.08        $ 0.04        $ 0.05        $ 0.05
Gain on Sale of Real Estate Investments                          -            0.34          0.01           -

Income before Extraordinary Item                                0.08          0.38          0.06          0.05
Extraordinary Gain from Extinguishment of Debt                   -             -            0.01           -

Net Income per Share                                          $ 0.08        $ 0.38        $ 0.07        $ 0.05

Average Shares Outstanding                                 9,031,000     9,043,000     9,051,000     9,051,000

{(1)} Includes $3,000,000 write-down of Loehmann's Fashion Island.

Property Capital Trust
SCHEDULE II


ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES
                                           YEARS ENDED JULY 31,
                                     1996              1995           1994

Balance at beginning of year     $ 14,077,000      $ 17,413,000   $ 20,129,000
Additions during year                  -                 -              -
Property write-downs               (9,441,000)       (3,336,000)    (2,716,000)

Balance at end of year            $ 4,636,000      $ 14,077,000   $ 17,413,000

Allowance as a % of Real Estate
Investments (before allowance
for possible investment losses
and Asset Held for Sale directly
by the Trust)                         4.9%              8.5%           9.2%


The allowance for possible investment losses represents the excess of the carrying value of individual real estate investments over their estimated net realizable value. Based upon a review and evaluation of each real estate investment in the Trust's portfolio, management believes the allowance was adequate as of each date presented.

Property Capital Trust
SCHEDULE III
JULY 31, 1996
(dollars in thousands)



LAND LEASEBACKS HELD DIRECTLY BY THE TRUST

                                                                                          Third Party Senior
                                                                                            Indebtedness


                                                  Rentable             Date of            Balance           Interest Rate/
TYPE AND NAME OF PROPERTY     LOCATION              SPACE              INVESTMENT         AT 7/31/96           MATURITY

APARTMENTS

Sandpiper Cove                Boynton Beach, FL    416 units           Apr  89            $ 16,418             9.25% / 1999
Elm Creek                     Elmhurst, IL         372 units           Nov 88               20,921             9.50% / 1997
Northbrook                    San Bernardino, CA   190 UNITS           May 74                  -                         -

                                                   978 UNITS                                37,339


SHOPPING CENTERS

Roseburg Valley Mall          Roseburg, OR         237,000 sq. ft.     Sep 82                6,685             9.25% / 2015
Lakeside Center               Burbank, CA          66,000 SQ. FT.      Mar 73                  131             8.00% / 1998

                                                   303,000 SQ. FT.                           6,816


HOTELS

City Centre Holiday Inn        Chicago, IL         500 rooms           Mar 77                9,689             9.13% / 1997
Cincinnati Marriott Inn        Cincinnati, OH      350 ROOMS           Feb 84               10,373             9.75% / 1999

                                                   850 ROOMS                                20,062


                                                                                          $ 64,217



 Amount of                         Rent and          Base         Overage
Trust's Land         Annual         Overage         Income        Income
 Investment           Base         Receivable        Y/E            Y/E
 AT 7/31/96 (A)    LAND RENT       AT 7/31/96       7/31/96       7/31/96

$   5,400            7.40 % (c)    $   6            $   360        $    222
    2,230(b)        10.00 % (d)        6                200              90
      400           10.50 %            3                 42              70

    8,030                             15                602             382




    1,800(b)        12.00 %            -                216             -
      350           10.00 %            5                 35             152

    2,150                              5                251             152




    2,000           11.00%           157                220           1,613
    2,000(b)        12.00%           (20)               240            -

    4,000                            137                460           1,613


$  14,180(e)                       $ 157            $ 1,313(f)      $ 2,147(g)


Property Capital Trust
SCHEDULE III (CONTINUED)
JULY 31, 1996
(dollars in thousands)



OWNED PROPERTIES HELD DIRECTLY BY THE TRUST



                                                                              THIRD PARTY SENIOR       AMOUNT OF TRUST'S INVESTMENT
                                                                                 INDEBTEDNESS               AT DATE OF ACQUISITION
                                                                             ------------------        ----------------------------
                                           RENTABLE           DATE OF       BALANCE     INTEREST RATE/               BUILDING AND
TYPE AND NAME OF PROPERTY   LOCATION        SPACE         ACQUISITION(H)   AT 7/31/96    MATURITY       LAND         IMPROVEMENTS

OFFICE BUILDINGS
Park Place                  Clayton, MO     72,000 sq. ft.  Jan 91         $   8,430    5.65% / 2008    $ 3,000       $   9,194
Citibank Office Plaza       Schaumburg, IL 105,400 sq. ft.  Feb 89                -            -          1,275           9,001


                                           177,400 SQ. FT.                     8,430                      4,275          18,195


SHOPPING CENTERS
Loehmann's Fashion Island   Aventura, FL   282,000 SQ. FT.  May 89            18,732    7.97% / 1998      4,800          17,546

                                                                           $  27,162                    $ 9,075        $ 35,741

For information on Owned Properties Held in Investment Partnerships see
Exhibit A




ASSET HELD FOR SALE DIRECTLY BY THE TRUST



                                                                               THIRD PARTY SENIOR    AMOUNT OF TRUST'S INDEBTEDNESS
                                                                              THIRD PARTY SENIOR       AMOUNT OF TRUST'S INVESTMENT
                                                                                 INDEBTEDNESS               AT DATE OF ACQUISITION
                                                                             ------------------        ----------------------------
                                           RENTABLE           DATE OF       BALANCE     INTEREST RATE/               BUILDING AND
TYPE AND NAME OF PROPERTY   LOCATION        SPACE         ACQUISITION(H)   AT 7/31/96    MATURITY       LAND         IMPROVEMENTS

OFFICE BUILDINGS

One Park West               Chevy Chase, MD 136,000 SQ. FT. Mar 93          $ 9,727      9.50% / 2000    $ 3,500      $ 14,942

For Information on Assets Held for Sale in Investment Partnerships see Exhibit A

                                                                                                            RENTS FROM
                                                                                                                OWNED
  COSTS                                                                                                      PROPERTIES
CAPITALIZED     WRITE-DOWN  GROSS AMOUNT OF TRUST'S INVESTMENT                        NET         RENTS    HELD DIRECTLY
 SUBSEQUENT         OF            BUILDINGS AND                  ACCUMULATED       INVESTMENT   RECIVABLE  BY THE TRUST
TO ACQUISITION  INVESTMENT  LAND (A)    IMPROVEMENTS      TOTAL  DEPRECIATION      AT 7/31/96   AT 7/31/96   Y/E 7/31/96

 $  1,147           -       $  3,000     $ 10,341     $ 13,341   $   2,140         $ 11,201     $     2      $ 1,507
    3,477           -          1,275       12,478       13,753       4,301            9,452         623(i)     1,474
---------        --------   --------     --------     --------   ---------

    4,624           -          4,275       22,819       27,094       6,441           20,653         625         2,981
---------        --------   --------     --------     --------   ---------

   25,914        $ 5,612       9,706       32,942       42,648       6,491           36,157         624(i)      5,458
---------        --------   --------     --------     --------   ---------


 $ 30,538        $ 5,612    $ 13,981     $ 55,761     $ 69,742(j) $ 12,932         $ 56,810       1,249       $ 8,439(k)
---------        -------    --------     --------     --------    --------
---------        -------    --------     --------     --------    --------

(TABLE CONT'D)

  EXPENSES ON
     OWNED
   PROPERTIES
 HELD DIRECTLY    DEPRECIATION
  BY THE TRUST     EXPENSE
  Y/E 7/31/96      Y/E 7/31/96
[C]               [C]

   $    680         $    450
      1,048              990
-----------         --------

      1,728            1,440
-----------         --------


      2,394            2,046
-----------         --------

    $ 4,122(l)      $ 3,486(m)
-----------         --------
-----------         --------




                                                                                                               RENTS FROM
                                                                                                                 OWNED
   COSTS                                                                                                       PROPERTIES
 CAPITALIZED       GROSS AMOUNT OF TRUST'S INVESTMENT      WRITE-OFF OF  WRITE-DOWN       NET         RENTS    HELD DIRECTLY
  SUBSEQUENT                BUILDINGS AND                  ACCUMULATED      OF        INVESTMENT   RECIVABLE   BY THE TRUST
 TO ACQUISITION    LAND        IMPROVEMENTS      TOTAL     DEPRECIATION  INVESTMENT    AT 7/31/96  AT 7/31/96   Y/E 7/31/96

  $ 1,613         $ 3,500      $ 16,555     $ 20,055(n)    $ 1,598(n)    $ 1,519(n)    $ 16,938(n)  $  254(i)   $ 3,280(o)
---------         -------      --------     ---------      --------      --------      --------     --------    ---------
---------         -------      --------     ---------      --------      --------      --------     --------    ---------

<TABLE CON'T>

 EXPENSES ON
  OWNED
 PROPERTIES
 HELD DIRECTLY     DEPRECIATION
  BY THE TRUST     EXPENSE
  Y/E 7/31/96      Y/E 7/31/96

 $ 1,059(p)          $ 522
 ---------           -----
 ---------           -----





Property Capital Trust
NOTES TO SCHEDULE III




(a)This amount represents the cost of each land investment and the amount at which each investment is carried on the balance sheet atJuly 31, 1996. There are no differences between the cost of each land investment for financial reporting purposes and the cost of eachland investment for federal income tax purposes, except as follows:

      NAME OF PROPERTY                      BOOK  BASIS            TAX BASIS


      Cincinnati Marriott Inn               $2,000,000             $1,419,000
      Park Place                             3,000,000                767,000
      Loehmann's Fashion Island              9,706,000              5,535,000
      Citibank Office Plaza - Schaumburg     1,275,000                531,000


(b)The  Trust  also holds a leasehold mortgage on this property  (see  Schedule
IV).

(c)The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of6.3% until March 31, 1996, and 7.4% thereafter.

(d)The base land rent rate was renegotiated, effective April 1, 1993, from a base payment rate of 10% to a base payment rate of 8.5%until March 31, 1996, and 10% thereafter.

(e)Changes in the Trust's investment in land leasebacks held directly by the Trust are summarized below (dollars in thousands).

                                                  YEARS  ENDED  JULY 31,
                                              -------------------------------
                                              1996        1995        1994
---------------------------------------       -------------------------------
      Balance at beginning of year            $ 17,140    $ 17,140   $ 21,140
      Sales                                     (2,960)       -       ( 1,500)
      Conversions to Owned Properties
         held directly by the Trust                -          -        (2,500)
                                               --------   --------    --------
     Balance at end of year                   $ 14,180     $ 17,140   $ 17,140
                                              --------     --------   --------
                                              --------     --------   --------

(f)This total does not include base income of $107,000 earned in fiscal 1996 from investments disposed of during the year.

(g)This total does not include overage income of $150,000 earned in fiscal 1996 from investments disposed of during the year.

(h)The Trust acquired the equity interests in these properties from its lessees. The date of the acquisition reflects the date on which theTrust converted its land leaseback investment to an Owned Property held directly by the Trust.

(i)Many leases provide for stepped minimum rents. Certain of these have been accounted for on a straight line basis. Rents receivableincludes rents accrued but not yet due in the amount of $605,000, $508,000, and $183,000 for Citibank Office Plaza - Schaumburg,Loehmann's Fashion Island and One Park West, respectively.

Property Capital Trust
NOTES TO SCHEDULE III (continued)




(j) Changes in the Trust's investment in Owned Properties held directly by the Trust are summarized below (dollars in thousands).

                                                 YEARS   ENDED   JULY  31,
                                           ----------------------------------
                                           1996         1995         1994
--------------------------------------     ----------------------------------

      Balance at beginning of year          $ 94,507    $ 116,354   $ 109,372
      Acquisitions and additions                 902        5,551      15,490
      Sales to third parties                    -         (12,465)    (14,008)
      Conversions from mortgage loans
         held directly by the Trust             -             -         3,000
      Conversions from land leasebacks
         held directly by the Trust             -             -         2,500
      Investments written down                (5,612)         -           -
      Property reclassified to Assets
         Held for Sale directly by the Trust (20,055)     (14,933)        -
                                             --------     --------    --------
      Balance at end of year                 $ 69,742   $  94,507   $ 116,354
                                             --------     --------    --------
                                             --------     --------    --------


(k)This total does not include rental income earned in fiscal 1996 of $3,280,000 from One Park West which was reclassified to Asset
Held for Sale directly by the Trust at July 31, 1996.

(l)This total does not include operating expenses incurred in fiscal 1996 of $1,059,000 from One Park West which was reclassified toAsset Held for Sale directly by the Trust at July 31, 1996.

(m)This total does not include depreciation expense in fiscal 1996 of $522,000 from One Park West which was reclassified to Asset Heldfor Sale directly by the Trust at July 31, 1996.

(n)Changes in the Trust's investment in Assets Held for Sale directly by the Trust is summarized below (dollars in thousands).

                                                    YEARS ENDED JULY 31,
                                               -------------------------------
                                                1996            1995
----------------------------------------       -------------------------------

      Balance at beginning of year             $ 10,185       $     -
      Additions                                     173             -
      Sale to third party                       (10,358)            -
      Property reclassified from Owned
        Property held directly by the Trust      20,055         14,933
      Investment written down                   (1,519)           (971)
      Write-off of accumulated depreciation     (1,598)         (3,777)
                                                --------       ---------

      Balance at end of year                   $ 16,938        $ 10,185
                                               --------        ---------

(o)This total does not include rental income earned in fiscal 1996 of $922,000 from Citibank Office Plaza - Oak Brook which was disposed of during the year.

(p)This total does not include operating expenses incurred in fiscal 1996 of $388,000 from Citibank Office Plaza - Oak Brook which was disposed of during the year.

Property Capital Trust
SCHEDULE IV
JULY 31, 1996
(dollars in thousands)



MORTGAGE LOANS HELD DIRECTLY BY THE TRUST






                                                                                         Periodic     Amount of      Principal
                                           Type of         Interest                       Payment     Trust's Loan    Payment at
Type and Name of Property   Location       Mortgage         Rate          Maturity       Terms      at 7/31/96(a)      Maturity
---------------------------------------------------------------------------------------------------------------------------------


APARTMENTS
Elm Creek                    Elmhurst, IL   First leasehold  10.00%(b)       11/01/18   (c)       $  7,540         $ 7,540


SHOPPING CENTERS
Roseburg Valley Mall         Roseburg, OR   First leasehold   12.00%         10/01/22   (d)          2,164               -

HOTELS
Cincinnati Marriott Inn    Cincinnati, OH   First leasehold    5.65%(e)      03/01/14  (f)           3,716               -
                                            Junior leasehold   8.00%         03/01/14  (f)             600               -
                                                                                                     -----         -------
                                                                                                     4,316               -
                                                                                                     -----         -------

                                                                                                  $ 14,020(g)      $ 7,540
                                                                                                  ========         =======





(TABLE CONT'D)

                                 Interest
 Principal        Interest         Income
 Amount           Receivable         Y/E
DELINQUENT                     AT 7/31/967/31/96



     -              $ 63         $   679



     -                 21            260



     -                 -             210
     -                 -              21

     -                 -             231


     -              $ 84        $ 1,170(h)






<PABE>                             Page 64





Property Capital Trust
NOTES TO SCHEDULE IV




(a)The Trust also has land leaseback investments in these properties. First mortgage indebtedness and rentable space are shown withthose investments (see
Schedule III).

(b)The interest rate on this mortgage was renegotiated, effective April 1, 1993, from a payment rate of 10% to a payment rate of 8.5%until March 31, 1996, and 10% thereafter.

(c)Monthly payments of interest only, with the entire principal due at maturity. Commencing July 1, 1996 the loan may be prepaid without penalty.

(d)Monthly  payments  of  interest  and  principal  amortizing  over  a 26-year
schedule.   The  loan  may be prepaid at a premium of 103 1/2%through September
30, 1996.  Thereafter the prepayment premium declines 1/2% annually.

(e)The interest rate on this mortgage was renegotiated, effective April 1, 1994, from a cash flow basis to 5.65% through March 31, 1997and 7% thereafter.

(f)Monthly payments of interest only until April 30, 1999.  Thereafter, monthly
payments of interest and principal amortizing on a 30-year schedule.   The loan
may be prepaid at any time.

(g)Changes in the Trust's investment in mortgage loans held directly by the Trust are summarized below (dollars in thousands).



                                                          YEARS ENDED JULY 31,
                                                    ------------------------------
                                                     1996         1995       1994
------------------------------------------------------------------------------------

      Balance at beginning of year                 $ 15,431      $ 15,441  $ 21,925
      New mortgage loans                                600             -        -
      Repayments                                       (511)          (10)   (1,334)
      Mortgage loans written down                    (1,500)            -    (2,150)
      Conversions to Owned Properties held
       directly by the Trust                              -              -   (3,000)
                                                   --------      ---------   -------
      Balance at end of year                       $ 14,020       $ 15,431  $ 15,441
                                                   ========      =========  ========

(h)This total does not include interest income of $74,000 earned in fiscal 1996 from the loan on Grosvenor Airport Inn which was prepaid during the year.

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

Property Capital Trust
EXHIBIT A
JULY 31, 1996
(dollars in thousands)



OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS



                 Investment

                                                               Third Party Senior             Partnership's Investment
                                                                              INDEBTEDNESS       AT DATE OF ACQUISITION
                                    Rentable      Date of       BalanceInterest Rate/               Buildings and
TYPE   AND   NAME  OF  PROPERTY    LOCATION       SPACE                ACQUISITION(A)         AT   7/31/96                  MATURITY
LAND                                                                                                 IMPROVEMENTS

APARTMENT


Telegraph Hill(b)    Houston, TX    921 UNITS      Mar 94    $ 10,314           (c)       $ 1,260        $ 11,766























































                                                       Investment                                 INVESTMENT           PARTNERSHIP'S

    Costs            Gross Amount of                 Partnership's                   Expenses                %
  Capitalized  INVESTMENT PARTNERSHIP'S INVESTMENT          Net     Rent      Rental  Other thanDepreciationOwned
  Subsequent        Buildings and         Accumulated    InvestmentReceivable Income  DepreciationExpense by the
TO ACQUISITION             LAND         IMPROVEMENT  TOTAL                  DEPRECIATION     AT 7/31/96       AT 7/31/96         Y/E
7/31/96                                                                             Y/E 7/31/96          Y/E 7/31/96       TRUST

     $ 685     $ 1,260  $ 12,451$ 13,711(d)    $ 1,029  $ 12,682     $ 2  $ 4,096(e)   $ 2,591(f) $ 450(g)  45.5%












































Property Capital Trust
EXHIBIT A (CONTINUED)
JULY 31, 1996
(dollars in thousands)



ASSETS HELD FOR SALE IN INVESTMENT PARTNERSHIPS



                 Investment

                                                               Third Party Senior             Partnership's Investment
                                                                              INDEBTEDNESS      AT DATE OF ACQUISITION
                                     Rentable     Date of       BalanceInterest Rate/               Buildings and
TYPE  AND  NAME  OF  PROPERTY         LOCATION           SPACE               ACQUISITION(A)       AT 7/31/96                MATURITY
LAND                                                                                                 IMPROVEMENTS

SHOPPING CENTERS

Plaza West Retail Center(h)     Overland, Park, KS98,000 SQ. FT.May 89     - -            $ 3,800       $   8,762



APARTMENTS

Canyon View  II (i)       San Ramon, CA188 UNITS    Aug 95        -          -                -             9,998

                                                                  -                       $ 3,800        $ 18,760






















































                                                          Investment                               INVESTMENT PARTNERSHIP'S
      Costs        Gross Amount of                      Partnership's                    Expenses            %
  Capitalized INVESTMENT PARTNERSHIP'S INVESTMENTWrite-off ofWrite-downNetRent   Rental   Other thanDepreciationOwned
  Subsequent    Buildings and           Accumulated    of Investment   Receivable Income DepreciationExpenseby the
TO  ACQUISITION       LAND       IMPROVEMENT         TOTAL                  DEPRECIATION     INVESTMENT      AT  7/31/96          AT
7/31/96                                                                     Y/E 7/31/96      Y/E 7/31/96       Y/E 7/31/96  TRUST


  $ 4,818    $ 3,800  $ 13,580$ 17,380      $ 2,921$ 1,859  $ 12,600     $ 74 $ 2,379      $    941 $   -   53.3%




       167            -   10,165      10,165     335  4,220        5,610    -   1,996        1,387   335     23.8%

  $ 4,985      $ 3,800 $ 23,745    $ 27,545$ 3,256 $ 6,079     $ 18,210(j)$ 74$ 4,375      $ 2,328 $ 355



Property Capital Trust
NOTES TO EXHIBIT A




(a)The Partnerships acquired the equity interests in these properties from their lessees. The date of the acquisition reflects the date onwhich each Partnership converted its land leaseback/mortgage loan investment to an Owned Property held in an InvestmentPartnership.

(b)This investment is held by PCA Southwest Associates Limited Partnership, a partnership in which an affiliate of the Trust is the solegeneral partner with a 45.45% interest and other institutional investors are the limited partners.

(c)Telegraph Hill apartment complex, held by PCA Southwest Associates Limited Partnership, is encumbered by third party seniorindebtedness as follows.

                                                Principal       Interest
                                      BALANCE                              RATE
MATURITY

      Telegraph Hill A                        $   2,535,000         8.25%       1997
      Telegraph Hill C                            1,898,000         7.50%       1998
      Telegraph Hill D                            1,910,000         7.50%       1998
      Telegraph Hill E                            1,905,000         8.75%       1998
      Telegraph Hill F                            1,905,000         8.75%       1998
      Telegraph Hill E&F  Note B                    161,000         8.00%       1998

                                               $ 10,314,000

(d)Changes in Owned Properties held in Investment Partnerships are summarized below (dollars in thousands).

YEARS ENDED JULY 31,
                                                     1996                  1995
1994

      Balance at beginning of year                 $ 39,223   $ 108,950   $   59,148
      Acquisitions and additions                        609       4,497       27,802
      Sales/dispositions to third parties            (3,608)     (2,221)        -
      Conversions from mortgage loans held in Investment Partnerships9,998-   17,100
      Conversions from land leasebacks held in Investment Partnerships--       4,900

      Properties reclassified to Assets Held for Sale in

Investment Partnerships                     (32,511)    (72,003)           -

Balance at end of year                       $ 13,711  $   39,223    $ 108,950


(e)This total does  not include rental income earned in fiscal 1996 of $6,283,000 from PCA Southwest Associates LimitedPartnership's
Telegraph B, Chimney  Rock, Boardwalk and St. Charles apartment investments which were disposedof during the year.  Also disposed of during fiscal 1996 were  Property  Capital  Midwest  Associates,  L.P.'s  College Hills 3,College Hills 8 and Financial Plaza office building investments and their related rental income of $4,729,000 is not includedin this total.  Also not included in this total is
$4,375,000 from Assets Held for Sale in Investment Partnerships; see Exhibit A .









Property Capital Trust
NOTES TO EXHIBIT A (CONTINUED)




(f)This total does not include expenses other than depreciation incurred in fiscal 1996 of $3,594,000 from PCA SouthwestAssociates Limited Partnership's Telegraph B, Chimney Rock, Boardwalk and St. Charles apartment investments which weredisposed of during the year. Also disposed of during fiscal 1996 were Property Capital Midwest Associates, L.P.'s CollegeHills 3, College Hills 8 and Financial Plaza office building investments and their related expenses other than depreciation of$2,420,000 is not included in this total. Also not included in this total is $2,328,000 from Assets Held for Sale in Investment Partnerships; see Exhibit A.


(g)This total does not include depreciation expense in fiscal 1996 of $367,000 from PCA Southwest Associates LimitedPartnership's Telegraph B, Chimney Rock, Boardwalk and St. Charles apartment investments which were disposed of during the year.Also disposed of during fiscal 1996 were Property Capital Midwest Associates, L.P.'s, College Hills 3, College Hills 8 andFinancial Plaza office building investments and their related depreciation expense of $38,000 is not included in this total. Alsonot included in this total is $335,000 from Assets Held for Sale in Investment Partnerships; see Exhibit A.


(h)This investment is held by Property Capital Midwest Associates, L.P., a partnership in which the Trust is the sole general partner witha 53.3% interest and other institutional investors are the limited partners.

(i)This investment is held by PCA Canyon View Associates Limited Partnership, a partnership in which the Trust participates as thesole general partner with a 23.81% interest and other institutional investors are the limited partners.

(j)Changes in Assets Held for Sale in Investment Partnerships are summarized below (dollars in thousands).

                                                                  YEARS   ENDED
JULY 31,
                                         1996                              1995
1994

      Balance at beginning of year                   $ 55,549$        -   $     -
      Additions                                           752         -         -
      Sales to third parties                          (60,542)        -         -

      Properties reclassified from Owned Properties in

        Investment Partnerships                        32,511       72,003      -
      Investments written down                         (8,137)      (4,454)     -
      Write-off of accumulated depreciation            (1,923)     (12,000)       -

      Balance at end of year                         $ 18,210    $  55,549$      -




































                                ANNUAL REPORT ON FORM 10-K
                                  ITEM 8 AND ITEM 14(D)




                   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               Year Ended December 31, 1995




                         PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                                   Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS





To the Partners
Property Capital Midwest Associates, L.P.



We have audited the accompanying balance sheets of Property Capital Midwest Associates, L.P. as of December 31, 1995 and 1994, and the related statements of operations, cash flows and partners' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Capital Midwest
Associates, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                               ERNST & YOUNG LLP



Boston, Massachusetts
February, 23, 1996, except for Note 6,
as to which the date is October 7, 1996

Property Capital Midwest Associates, L.P.
BALANCE SHEET





DECEMBER 31,
                                         1995
1994

ASSETS
Real estate investments:

  Assets held for sale                                     $ 45,847,531             -
  Owned properties (net of accumulated depreciation of $10,419,464)-         $ 52,897,128
Cash and cash equivalents                                       531,214           452,625

Rent receivable (net of allowance for doubtful accounts of


  $37,378 and $58,800 in 1995 and 1994, respectively)            62,709           191,047
Prepaid insurance                                                30,407            32,491
Other assets                                                     58,629            89,907

                                                           $ 46,530,490      $ 53,663,198


LIABILITIES AND PARTNERS' EQUITY
Liabilities

  Real estate taxes payable                               $     737,897     $     659,824
  Accounts payable and accrued expenses                         222,588           137,182
  Prepaid rent                                                  122,882           162,222
  Security deposits                                             201,872           218,286

                                                              1,285,239         1,177,514

Partners' Equity

  Capital contributions                                      55,491,695        55,491,695
  Accumulated deficit                                       (10,246,444)       (3,006,011)

  Total Partners' Equity                                     45,245,251        52,485,684

                                                           $ 46,530,490      $ 53,663,198




                            See accompanying notes
Property Capital Midwest Associates, L.P.
STATEMENT OF OPERATIONS





                                                                          YEARS
ENDED DECEMBER 31,
                                                                      1995
1994                  1993

REVENUES

Rental income                                        $  8,790,766  $ 8,158,180 $ 7,477,067
Short-term interest income                                 40,738        21,878       19,008

                                                        8,831,504    8,180,058   7,496,075


PROPERTY EXPENSES

Write-down of real estate investments                   6,690,172         -           -
Depreciation                                            1,567,827    2,378,829   2,239,698
Real estate taxes                                       1,310,337    1,182,887   1,310,222
Utilities                                               1,095,158    1,074,710     973,469
Repairs and maintenance                                   446,591      458,169     408,216
Management                                                314,371      298,463     334,535
Cleaning                                                  306,885      284,753     280,337
Roads and grounds                                         169,959      174,245     158,938
Other                                                     148,983      115,034     131,598
Security                                                   59,214       38,144      62,483
Insurance                                                  34,446        64,357       44,468

                                                       12,143,943    6,069,591   5,943,964

PARTNERSHIP EXPENSES

Advisory fee                                              271,803      114,091      99,488
Administrative expense                                     60,191        45,743       53,801

                                                          331,994      159,834     153,289

NET INCOME (LOSS)                                    $ (3,644,433) $ 1,950,633 $ 1,398,822






                            See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENT OF CASH FLOWS



                                                                    YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                       1995                 1994                 1993
----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                    $ (3,644,433)      $ 1,950,633            $ 1,398,822
Adjustments to reconcile net income (loss)to
 net cash provided by operating activities:
  Depreciation                                          1,567,827         2,378,829              2,239,698
  Write-down of real estate investments                 6,690,172              -                      -
  Changes in assets and liabilities
    Decrease in rent receivable                           128,338           191,953                138,669
    Decrease (increase) in prepaid insurance                2,084            (6,405)                (4,009)
    Decrease (increase) in other assets                    31,278           (85,055)                15,430
    Increase (decrease) in real estate taxes payable       78,073            39,449                 (6,427)
    Increase  (decrease) in accounts payable
    and accrued expenses                                   85,406           (79,594)              (135,724)
    (Decrease) increase in prepaid rent                   (39,340)          (30,604)                13,975
    (Decrease) increase in security deposits              (16,414)           33,435                (15,088)
                                                        ---------         ---------             ----------
Net Cash Provided by Operating Activities               4,882,991         4,392,641              3,645,346
                                                        ---------         ---------             ----------
CASH FLOW FROM INVESTING ACTIVITIES

Capital expenditures                                   (1,208,402)       (2,717,074)            (2,267,410)
                                                        ---------         ---------              ---------

Net Cash Used in Investing Activities                  (1,208,402)       (2,717,074)            (2,267,410)

CASH FLOW FROM FINANCING ACTIVITIES

Distributions to partners                              (3,596,000)       (1,827,649)            (1,228,133)
                                                        ---------         ---------              ---------

Net Cash Used in Financing Activities                  (3,596,000)       (1,827,649)            (1,228,133)
                                                        ---------         ---------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       78,589          (152,082)               149,803


CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                    452,625           604,707                454,904
                                                        ---------         ---------              ---------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                     $    531,214      $    452,625           $    604,707
                                                     ============      ============           ============












                            See accompanying notes


Property Capital Midwest Associates, L.P.
STATEMENT OF CHANGES IN PARTNERS' EQUITY




                                                            Beginning          Net             Operating            Ending
                                         Ownership          Partners'         (Loss)           Income               Partners'
                                         PERCENTAGE         EQUITY             INCOME          DISTRIBUTION         EQUITY
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995
Property Capital Trust,
  General Partner                          53.2967%          $27,973,140        $(1,942,363)    $(1,916,549)         $24,114,228

Limited Partners                           46.7033            24.512.544         (1.702.070)     (1.679.451)          21,131,023
                                          --------            ----------        -----------     -----------          -----------
                                          100.0000%          $52,485,684        $(3,644,433)    $(3,596,000)         $45,245,251
                                          ========           ===========        ===========     ===========          ===========


FOR THE YEAR ENDED DECEMBER 31, 1994
Property Capital Trust,
  General Partner                          53.2967%          $27,907,594        $1,039,623      $  (974,077)         $27,973,140

Limited Partners                           46.7033            24,455,106           911,010         (853,572)          24,512,544
                                          --------           -----------        ----------      -----------          -----------
                                          100.0000%          $52,362,700        $1,950,633      $(1,827,649)         $52,485,684
                                          ========           ===========        ==========      ===========          ===========



FOR THE YEAR ENDED DECEMBER 31, 1993
Property Capital Trust,
  General Partner                          53.2967%          $27,816,622        $  745,527      $  (654,555)         $27,907,594

Limited Partners                           46.7033            24,375,389           653,295         (573,578)          24,455,106
                                          --------           -----------        ----------      -----------          -----------
                                          100.0000%          $52,192,011        $1,398,822      $(1,228,133)         $52,362,700












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

ASSETS HELD FOR SALE

The Partnership defines "Assets Held for Sale" as assets that have been approved for sale by the partners and are being marketed for sale or are soon to be marketed by a broker who has already been chosen. At December 31, 1995, all of the Partnership's real estate investments, Financial Plaza, College
Hills 3, College Hills 8 and Plaza  West  Retail  Center,  were  classified  to
Assets Held for Sale.  Depreciation is no longer taken on these assets.

VALUATION OF OWNED PROPERTIES

Owned  Properties  are  carried  at  cost,  net  of  accumulated  depreciation.
Depreciation has been calculated under the straight-line method, based upon the estimated useful lives of the assets.  Properties and property improvements are depreciated  over  25 to 39 years.  Leasing commissions and tenant improvements are amortized under  the  straight-line  method  over  the  term of the related
leases.   Expenditures for maintenance, repairs and betterments  which  do  not materially prolong the normal useful life of an asset are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Certain space leases at the properties provide for stepped minimum rents which are accounted for on a straight-line basis over the terms of the leases. The excess of rental income accrued under the straight-line method over rent received or receivable by the Partnership for financial reporting purposes was $18,300, $18,300 and $54,300 for the years ended December 1995, 1994 and 1993, respectively.

INCOME TAXES

The Partnership is not subject to Federal or state income taxes and, accordingly, no provisions have been made for such taxes in the financial statements.



Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2.  REAL ESTATE INVESTMENTS

As of December 31, 1995 and 1994 the Partnership has investments in four properties, which are all located in Overland Park, Kansas, as follows:


                                        Investment             Investment             Net Rentable
PROPERTY                                12/31/95               12/31/95               SQUARE FEET
----------------------------------------------------------------------------------------------------------
Financial Plaza                          $ 27,798,603           $ 38,285,619           300,600
Plaza West Retail Center                   12,562,240             17,085,376            98,000
College Hills 8                             3,178,353              5,213,275            50,900
College Hills 3                             2,308,335              2,732,322            37,700
                                         ------------           ------------           -------
                                           45,847,531             63,316,592           487,200
                                         ------------           ------------           =======

Accumulated Depreciation                       -                 (10,419,464)
                                         ------------           ------------

                                         $ 45,847,531           $ 52,897,128
                                         ============           ============

At  June  30,  1995,  the  Partnership wrote down its investments in Plaza West
Retail Center, Financial Plaza  and  College  Hills 8 by $1,858,832, $1,464,290
and  $1,012,308,  respectively.   In  addition,  at   December  31,  1995,  the
Partnership further wrote down its investment in Financial Plaza by $2,354,742.
These write-downs were charged to earnings.

The  Partnership  acquired  the  equity interest in these properties  from  its lessee  in May 1989.  The former owner  is  entitled  to  a  deferred  residual payment in  the amount equal to 5% of the cash flow from the properties over an
11% imputed return  on  the  Partnership's  investment, at cost, plus 5% of the
gain, as defined, on each property sold by 1999.   If  any property is not sold
by 1999, the calculation of gain is to be based upon an independent appraiser's estimate of current market value for such property.


NOTE 3.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration  have been provided  to  the  Partnership  under a contract, dated May 24, 1989, with  PCA
Institutional Advisors (the "Advisor").  The  contract  had  an initial term of five  years  and  is  extended  automatically  on  a year-to-year basis  unless terminated by the Partnership or the Advisor.  The contract provides for a base advisory fee equal to 8% of the Partnership's cash flow  (as defined) and for a disposition  fee  equal  to  8% of the gain from the sale of the  Partnership's properties.  The Partnership paid  PCA  Institutional  Advisors management fees
aggregating   $271,803,   $114,091  and  $74,297  in  1995,  1994   and   1993,
respectively.  Management fees  payable  are  $4,088,  $13,213  and  $30,832 at
December 31, 1995, 1994 and 1993, respectively.

Effective  August 1, 1992, Property Capital Trust, the General Partner  of  the
Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors.
This change was approved by the Partners.


NOTE 4.  DISTRIBUTIONS

The Partnership makes monthly cash distributions to its Partners equal to approximately 100% of available cash flow from investments, including returns of capital, if any. For the years ended December 31, 1995, 1994 and 1993, the Partnership distributed $3,596,000, $1,827,649 and $1,228,133, respectively.








Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5.  LEASES

Expected future minimum rents to be received from tenants under non-cancelable operating leases in effect at December 31, 1995 are as follows:

  YEARS ENDING DECEMBER 31,
-------------------------------------------------------------------------------
  1996                                                            $  7,410,409
  1997                                                               5,936,712
  1998                                                               4,430,190
  1999                                                               2,807,666
  2000                                                               1,627,602
  Thereafter                                                         2,609,769
                                                                  $ 24,822,348

NOTE 6.  SUBSEQUENT EVENT

College Hills 3 was sold for $2,400,000 before closing costs on March 12, 1996.
College Hills 8 was sold for $4,325,000 before closing costs on April 18, 1996.
Financial Plaza was sold for $28,330,000 before closing costs on April 22, 1996. Plaza West Retail Center was sold for $12,500,000 before closing costs on October 7, 1996.























































                     (THIS PAGE INTENTIONALLY LEFT BLANK)











Property Capital Midwest Associates, L.P.
SCHEDULE III
DECEMBER 31, 1995
(dollars in thousands)


ASSETS HELD FOR SALE

                                                      Amount of
                                               Partnership's Investment
                                                at Date of Acquisition                                               Costs
                                               ------------------------                                              Capitalized
                                                Rentable           Date of                        Buildings and      Subsequent
Type and Name of Property    Location           Space              Acquisition(a)      Land       Improvements       to Acquisition
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDING

Financial Plaza           Overland Park, KS      300,600 sq. ft.    May 89         $   5,500       $ 24,879          $   8,563
College Hills 3           Overland Park, KS       37,700 sq. ft.    May 89               900          1,217                637
College Hills 8           Overland Park, KS       50,900 sq. ft.    May 89               500          3,254              1,733
                                                 ---------------                   ---------       --------          ---------
                                                 389,200 sq. ft.                       6,900         29,350             10,933
                                                 ===============                   ---------       --------          ---------



SHOPPING CENTERS
Plaza West Retail Center  Overland Park, KS       98,000 sq. ft.    May 89             3,800          8,762              4,780
                                                  ==============                    --------       --------           --------

                                                                                    $ 10,700       $ 38,112           $ 15,713
                                                                                    ========       ========           ========


NOTES TO SCHEDULE III

(a)  The  Partnership  acquired  the  equity  interests  in  these properties
from its lessee.   The  date of the acquisition reflects the date on which the
Partnership converted its land leaseback/mortgage  loan  investments  to
Owned Properties.

(b) Changes in the Partnership's investment in Assets Held for Sale are summarized below (dollars in thousands).

                   YEAR ENDED DECEMBER 31,                                1995                 1994                   1993
                   ---------------------------------------------          -----------------------------------------------------
        Balance at beginning of year                   $  -                 $  -                  $  -
        Properties reclassified from Owned              63,991                 -                     -
        Properties
        Additions                                          534                 -                     -
        Investments written down                        (6,690)                -                     -
        Write-off of accumulated depreciation          (11,987)                -                     -
                                                       -------              -------               -------
        Balance at end of year                         $45,848              $  -                  $  -

























                    Gross Amount of                               NetRent                                 YEAR     ENDED    12/31/95

         PARTNERSHIP'S INVESTMENT              Write-off ofWrite-down  InvestmentReceivable              Expenses
Buildings and           Accumulated     of              at         at    Rental     on Owned Depreciation
LAND              IMPROVEMENT           TOTAL                    DEPRECIATION        INVESTMENT          12/31/95           12/31/95
INCOME                                                                            PROPERTIES               EXPENSE
 $  5,500      $ 33,442       $ 38,942    $  7,323       $ 3,819         $ 27,800    $  (57)     $ 5,208      $ 2,265       $   895
      900         1,854          2,754         446           -              2,308        23          595          368            83
      500         4,987          5,487       1,297         1,012            3,178         5          726          348           154
 --------      --------       --------    --------       -------         --------    ------       -------     -------       -------

    6,900        40,283         47,183       9,066         4,831           33,286       (29)       6,529        2,981         1,132
 --------      --------       --------    --------       -------         --------    -------      -------     -------       -------


    3,800        13,542         17,342       2,921         1,859           12,562        92        2,262          905           435
 --------      --------        -------      ------        ------          -------     -----       ------      -------

 $ 10,700      $ 53,825       $ 64,525    $ 11,987(b)    $ 6,690(b)      $ 45,848(b) $   63      $ 8,791      $ 3,886       $ 1,567
 ========      ========       ========    ========       =======         ========    ======      =======      =======       =======

























                          ANNUAL REPORT ON FORM 10-K
                                    ITEM 8




                             FINANCIAL STATEMENTS


                         Year Ended December 31, 1995




                        PCA CROSSROADS ASSOCIATES, LTD.
                             Boston, Massachusetts



REPORT OF INDEPENDENT AUDITORS





To the Partners
PCA Crossroads Associates, Ltd.



We  have  audited the accompanying balance sheets of PCA Crossroads Associates,
Ltd. as of  December  31,  1995 and 1994, and the related statements of income, cash flows and changes in partners'  equity  for each of the three years in the
period  ended  December  31,  1995.   These  financial   statements   are   the
responsibility  of  the  Partnership's  management.   Our  responsibility is to
express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCA Crossroads Associates, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                                               ERNST   &  YOUNG
LLP



Boston, Massachusetts
February, 23, 1996, except for Note 6,
as to which the date is April 26, 1996

















PCA Crossroads Associates, Ltd.
BALANCE SHEET

DECEMBER 31,
                                                                                                             1995
1994

ASSETS

Real estate investment in Crossroads Mall            $       -           $ 8,000,000

Cash and cash equivalents                                   88,515            80,822

Rent receivable                                              -                46,894

Prepaid insurance                                            -                   922

                                                         $  88,515       $ 8,128,638




LIABILITIES AND PARTNERS' EQUITY
Liabilities

                                                                  Accounts payable and accrued expenses$  25,272$     31,336

Partners' Equity
                                                                  Contributed
Capital
 -                                                                   8,000,000
                                                                  Undistributed
net income
63,243                                                                  97,302

                                                                  Total
Partners' Equity
63,243                                                               8,097,302

                                                                           $
88,515                                                             $ 8,128,638
























                            See accompanying notes

PCA Crossroads Associates, Ltd.
STATEMENT OF INCOME




                                                               YEARS ENDED
DECEMBER 31,
1995                 1994
1993

REVENUES

Base income                                   $      766,452$    960,881$    960,000
Overage income                                       470,209     534,733     364,243
Short-term interest income                            20,476       1,569           763
                                                   1,257,137   1,497,183   1,325,006


PARTNERSHIP EXPENSES

Management fee                                        97,005     118,656     103,822
Administrative expense                                10,976       12,418       26,461

                                                     107,981     131,074     130,283


NET OPERATING INCOME                               1,149,156   1,366,109   1,194,723

Gain on sale of real estate investment            14,000,420            -            -

NET INCOME                                      $ 15,149,576 $ 1,366,109 $ 1,194,723





























                            See accompanying notes
PCA Crossroads Associates, Ltd.
STATEMENT OF CASH FLOWS




                                                                YEARS ENDED
DECEMBER 31,
                                                                   1995
1994                   1993

CASH FLOW FROM OPERATING ACTIVITIES

Net income                                     $ 15,149,576 $ 1,366,109 $ 1,194,723

Adjustments to reconcile net income to
  net cash provided by operating activities:

                                                           Gain on sale of real estate investment(14,000,420)      -      -
                                                            Changes in assets and liabilities
                                                                        Decrease (increase) in net receivable46,894(6,894)(8,439)
                                                                        Decrease (increase) in prepaid insurance922(922)      -
                                                                        (Decrease) increase in accounts payable and
                                                                          and accrued expenses         (6,064)        6,184
6,410

Net Cash Provided by Operating Activities         1,190,908   1,364,477   1,192,694

CASH FLOW FROM INVESTING ACTIVITIES

Disposition of real estate investment, net of closing costs  22,000,420              -             -

Net Cash Provided by Investing Activities        22,000,420              -             -

CASH FLOW FROM FINANCING ACTIVITIES

Distributions to partners                       (23,183,635) (1,342,904) (1,210,196)

Net Cash Used in Financing Activities           (23,183,635) (1,342,904) (1,210 196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  7,693      21,573     (17,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        80,822        59,249        76,751

CASH AND CASH EQUIVALENTS AT END OF YEAR     $       88,515 $     80,822 $     59,249





















                            See accompanying notes
PCA Crossroads Associates, Ltd.
STATEMENT OF CHANGES IN PARTNERS' EQUITY



DISTRIBUTIONS
                                                      Proceeds in

                       Beginning    Net  Gain   Return  Excess of            Ending
             OwnershipPartners'Operating  on       of Contributed OperatingPartners'
                                      PERCENTAGE         EQUITY                   INCOME             SALE           CAPITAL
CAPITAL                                                             INCOME            EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1995
Property Capital Trust,

  General Partner   25.00%$2,024,335$   287,289$ 3,500,105$(2,000,000)$  (3,492,079)$   (303,830)$    15,820

Limited Partners  75.00  6,072,967     861,867   10,500,315  (6,000,000)  (10,476,237)    (911,489)     47,423

                100.00%$8,097,302$1,149,156$14,000,420$(8,000,000)$(13,968,316)$(1,215,319)$    63,243



FOR THE YEAR ENDED DECEMBER 31, 1994
Property Capital Trust,

  General Partner25.00%$2,018,524$   341,528      -         -         -$   (335,717)$2,024,335

Limited Partners  75.00 6,055,573  1,024,581             -                -                 -    (1,007,187)  6,072,967

                100.00%$8,074,097$1,366,109             -               -                 -  $(1,342,904)$8,097,302



FOR THE YEAR ENDED DECEMBER 31, 1993
Property Capital Trust,

  General Partner25.00%$2,022,389$   298,681      -         -         -$   (302,546)$2,018,524

Limited Partners  75.00   6,067,181     896,042             -               -               -       (907,650)  6,055,573

                100.00%$8,089,570$1,194,723            -               -               -$(1,210,196)$8,074,097





                            See accompanying notes

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PCA Crossroads Associates, Ltd. (the "Partnership") was organized on January 19, 1983 as a Colorado limited partnership. Property Capital Trust is the sole general partner (the "General Partner") of the Partnership and ten institutional investors are limited partners.

REAL ESTATE INVESTMENTS

Real estate investments are carried at cost at December 31, 1994. The investment was sold in October 1995.

CASH AND CASH EQUIVALENTS

For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

The Partnership is not subject to Federal or state income taxes and, accordingly, no provisions have been made for such taxes in the financial statements.

NOTE 2.  REAL ESTATE INVESTMENTS

The Partnership was formed to invest in the Crossroads Mall Shopping Center in Boulder, Colorado. The investment was originally structured as an $8,000,000 land leaseback and a $32,000,000 first leasehold mortgage loan which was repaid in 1986. On October 19, 1995 the Partnership sold its $8,000,000 land investment for a gross sales price of $23,236,500 to the Partnership's lessee. After closing costs the Partnership realized a gain of $14,000,420 on an historical cost basis.

NOTE 3.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration have been provided to the Partnership under a contract, dated January 26, 1983, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term of five years and is extended automatically on a year-to-year basis unless terminated by the Partnership or the Advisor. The contract provides for a base advisory fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's interest. Pursuant to the agreement the Advisor was paid a disposition fee of $1,214,636 in connection with the sale.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors. This change was approved by the Partners.

NOTE 4.  DISTRIBUTIONS

The Partnership makes monthly cash distributions to its partners equal to approximately 100% of available cash flow from investments. For the years ended December 31, 1995, 1994 and 1993 the partnership distributed $1,215,319, $1,342,904 and $1,210,196 respectively. On October 24, 1995 the Partnership distributed $21,968,316 from the sale of its land investment.





NOTE 5.  SUBSEQUENT EVENT

Subsequent to the end of the year the Partnership received additional overage income from its former lessee. The following is an accounting of the activity in the Partnership from January 1, 1996 through the final distribution of the remaining Partnership assets in the amount of $96,049.20 on April 26, 1996. The Partnership has been terminated and all assets have now been distributed.


               Cash Balance at December 31, 1995$ 88,515

               Overage income                41,124
               Short-term interest income1,183
               Less:
                 Management fee       (8,352)
                 Administrative expenses           (1,149)
                 December 31, 1995 payables (25,272)

               Cash balance for final distribution96,049

               Distribution to Partners    (96,049)

               Ending Cash        $     -

          PCA Crossroads Associates, Ltd.
          NOTES TO FINANCIAL STATEMENTS (continued)



EXHIBIT 21
List of Subsidiaries
July 31, 1996


PCT Office Company

PCT Shopping Center Company

PCT Biscayne Center, Inc.

PCT Clayton, Inc.

East Ridge Apartment Company, Inc.

Friendship Avenue Office Company, Inc.

Chicago Hotel Company, Inc.

Cincinnati Hotel Company, Inc.

Houston Southwest Apartments, Inc.

EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-51839 and Form S-8 No. 33-56667) pertaining to the Property Capital Trust 1992 Employee Stock Option Plan and the Registration Statement (Form S-8 No. 33-56665) pertaining to the Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees and the Property Capital Trust Amended and Restated Deferred Stock Plan for Non-Employee Trustees of Property Capital Trust of our report dated August 23, 1996, with respect to the consolidated financial statements and schedules of Property Capital Trust and of our report dated February 23, 1996 except for Note 6, as to which the date is October 7, 1996, with respect to the financial statements and schedule of Property Capital Midwest Associates, L.P. and of our report dated February 23, 1996, except for
Note 6 as to which the date is April 26, 1996 with respect to the financial statements of PCA Crossroads Associates, Ltd. included in the Annual Report (Form 10-K) of Property Capital Trust for the year ended July 31, 1996.




                                       ERNST & YOUNG LLP




Boston, Massachusetts
October 25, 1996