Form 10-K/A
period 1996-07-31
PROPERTY CAPITAL TRUST
filed 1996-11-04
CIK 80718

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

Before  the  final  distributions  of  the  Trust's  remaining  assets  to  the shareholders, the Common Shares will continue to be transferable and the Trust's shareholders will continue to have such rights as applicable law confers upon shareholders. It is the intention of the Trustees to maintain the listing of the Common Shares on the American Stock Exchange until such time as the American Stock Exchange causes the Common Shares to be delisted. Once either all of the Trust's assets have been sold and the net proceeds are distributed to the Trust's shareholders, the legal formalities of terminating the Trust will be completed in accordance with the terms of the Declaration of Trust and with Massachusetts' laws.

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

Page 24
(ITEM 14(A))  INDEX TO EXHIBITS

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

Page 25
(ITEM 14(A))  INDEX TO EXHIBITS (continued)

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

Page 26
PART IV


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

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)

By   /S/ ROBERT M. MELZER
     Robert M. Melzer                                   NOVEMBER 4, 1996
     President and Chief Executive Officer                     Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

                                  Managing Trustee
John A. Cervieri Jr.


                                  Trustee, President and
Robert M. Melzer                  Chief Executive Officer
                                  (Principal Executive and Financial Officer)


                                  Trustee
Walter M. Cabot


                                  Trustee
Graham O. Harrison


                                  Trustee
Walter F. Leinhardt


                                  Trustee
Edward H. Linde


                                  Trustee
Glenn P. Strehle


                                 Vice President & Treasurer
Robin W. Devereux              (Principal Accounting Officer)


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

Page 29
ITEM 14(A)(1),AND (2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

Page 30
REPORT OF INDEPENDENT AUDITORS





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

Page 31
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

Page 32
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

Page 33
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

See accompanying notes

Page 35
Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Page 49
Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

Page 64
Property Capital Trust
EXHIBIT A
JULY 31, 1996
(dollars in thousands)



OWNED PROPERTIES HELD IN INVESTMENT PARTNERSHIPS



                 Investment

                                                                                                             Investment
                                                                          Third Party Senior             Partnership's Investment
                                                                              INDEBTEDNESS               AT DATE OF ACQUISITION
                                           Rentable      Date of      Balance      Interest Rate/                  Buildings and
TYPE AND NAME OF PROPERTY    LOCATION       SPACE      ACQUISITION(A) AT  7/31/96    MATURITY             LAND     IMPROVEMENTS
APARTMENT
Telegraph Hill(b)             Houston, TX  921 UNITS      Mar 94       $ 10,314         (c)               $ 1,260    $ 11,766




                                                                  Investment
    Costs            Gross Amount of                             Partnership's
  Capitalized  INVESTMENT PARTNERSHIP'S INVESTMENT                    Net
  Subsequent        Buildings and                   Accumulated    Investment
TO ACQUISITION LAND     IMPROVEMENT    TOTAL        DEPRECIATION  AT 7/31/96
 $ 685          $ 1,260  $ 12,451       $ 13,711(d)  $ 1,029      $ 12,682

<TABLE CON'T>

      INVESTMENT           PARTNERSHIP'S

 -------------------------------------------------
   Rent      Rental      Other than   Depreciation  Owned
Receivable   Income      Depreciation   Expense     by the
AT 7/31/96  Y/E 7/31/96  Y/E 7/31/96  Y/E 7/31/96   TRUST

 $ 2         $ 4,096(e)   $ 2,591(f)   $ 450(g)      45.5%

Property Capital Trust
EXHIBIT A (CONTINUED)
JULY 31, 1996
(dollars in thousands)



ASSETS HELD FOR SALE IN INVESTMENT PARTNERSHIPS



                                                                                                       Third Party Senior
                                                                                                INDEBTEDNESS
                                                        Rentable         Date of            Balance       Interest Rate/
TYPE  AND  NAME  OF  PROPERTY      LOCATION               SPACE         ACQUISITION(A)       AT 7/31/96        MATURITY

SHOPPING CENTERS



Plaza West Retail Center(h)         Overland Park, KS    98,000 SQ. FT.    May 89                -               -



APARTMENTS
Canyon View  II (i)                  San Ramon, CA        188 UNITS        Aug 95                -                -
                                                          ------------                         -----------

                                                                                                 -


<TABLE CON'T>

         Investment
    Partnership's Investment
     AT DATE OF ACQUISITION
         Buildings and
       LAND     IMPROVEMENTS






        $ 3,800     $   8,762




           -             9,998
        ---------   -----------

         $ 3,800      $ 18,760

                                                                              Investment
      Costs            Gross Amount of                                        Partnership's
  Capitalized  INVESTMENT PARTNERSHIP'S INVESTMENT Write-off of  Write-down      Net
  Subsequent        Buildings and                   Accumulated      of        Investment
TO ACQUISITION  LAND     IMPROVEMENT       TOTAL   DEPRECIATION  INVESTMENT    AT  7/31/96

$ 4,818          $ 3,800  $ 13,580         $ 17,380 $ 2,921       $ 1,859       $ 12,600




    167            -         10,165          10,165     335         4,220          5,610
-------           ------   --------        -------- -------       -------       ---------
$ 4,985          $ 3,800   $ 23,745        $ 27,545 $ 3,256       $ 6,079       $ 18,210(j)



<TABLE CON'T>

 ---------- INVESTMENT PARTNERSHIP'S---------------
                       Expenses                       %
   Rent     Rental     Other than     Depreciation  Owned
 Receivable  Income     Depreciation   Expenseby      the
 AT 7/31/96 Y/E 7/31/96  Y/E 7/31/96   Y/E 7/31/96   TRUST


  $ 74       $ 2,379      $    941      $  -          53.3%




    -          1,996         1,387         335        23.8%
  -----      -------       -------       -----
  $ 74       $ 4,375       $ 2,328       $ 355

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

                                               $ 10,314,000

(d)Changes in Owned Properties held in Investment Partnerships are summarized below (dollars in thousands).

                                                    YEARS ENDED JULY 31,
                                                  ---------------------------------

                                                  1996       1995         1994


      Balance at beginning of year                 $ 39,223   $ 108,950   $   59,148
      Acquisitions and additions                        609       4,497       27,802
      Sales/dispositions to third parties            (3,608)     (2,221)        -
      Conversions from mortgage loans held
        in Investment Partnerships                    9,998         -         17,100
      Conversions from land leasebacks held
        in Investment Partnerships                      -           -          4,900
      Properties reclassified to Assets Held
        for Sale in Investment Partnerships         (32,511)    (72,003)         -

      Balance at end of year                       $ 13,711  $   39,223    $ 108,950


(e)This total does not include rental income earned in fiscal 1996 of $6,283,000 from PCA Southwest Associates LimitedPartnership's Telegraph
B, Chimney Rock, Boardwalk and St. Charles apartment investments which were disposedof during the year. Also disposed of during fiscal 1996 were Property Capital Midwest Associates, L.P.'s College Hills 3, College Hills 8 and Financial Plaza office building investments and their related rental income of $4,729,000 is not included in this total. Also not included in this total is $4,375,000 from Assets Held for Sale in Investment Partnerships; see Exhibit A .

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

(j)Changes in Assets Held for Sale in Investment Partnerships are summarized below (dollars in thousands).

                                                    YEARS ENDED JULY 31,
                                             ---------------------------------------
                                             1996              1995            1994



      Balance at beginning of year            $ 55,549           $   -           $    -
      Additions                                    752               -                -
      Sales to third parties                    (60,542)             -                -

      Properties reclassified from Owned
      Properties in Investment Partnerships      32,511             72,003             -
      Investments written down                   (8,137)            (4,454)            -
      Write-off of accumulated depreciation      (1,923)           (12,000)            -

      Balance at end of year                   $ 18,210           $  55,549       $    -






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





                                               ERNST & YOUNG LLP



Boston, Massachusetts
February, 23, 1996, except for Note 6,
as to which the date is October 7, 1996




Page 72
Property Capital Midwest Associates, L.P.
BALANCE SHEET





DECEMBER 31,
                                         1995
1994

ASSETS
Real estate investments:

  Assets held for sale                                     $ 45,847,531             -
  Owned properties (net of accumulated depreciation
    of $10,419,464)                                                -         $ 52,897,128
Cash and cash equivalents                                       531,214           452,625

Rent receivable (net of allowance for doubtful accounts of


  $37,378 and $58,800 in 1995 and 1994, respectively)            62,709           191,047
Prepaid insurance                                                30,407            32,491
Other assets                                                     58,629            89,907

                                                           $ 46,530,490      $ 53,663,198


LIABILITIES AND PARTNERS' EQUITY
Liabilities

  Real estate taxes payable                               $     737,897     $     659,824
  Accounts payable and accrued expenses                         222,588           137,182
  Prepaid rent                                                  122,882           162,222
  Security deposits                                             201,872           218,286

                                                              1,285,239         1,177,514

Partners' Equity
  Capital contributions                                      55,491,695        55,491,695
  Accumulated deficit                                       (10,246,444)       (3,006,011)

  Total Partners' Equity                                     45,245,251        52,485,684

                                                           $ 46,530,490      $ 53,663,198




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






                            See accompanying notes

Page 74
Property Capital Midwest Associates, L.P.
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
                                                     ============      ============           ============





                            See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENT OF CHANGES IN PARTNERS' EQUITY



                                                            Beginning          Net             Operating            Ending
                                         Ownership          Partners'         (Loss)           Income               Partners'
                                         PERCENTAGE         EQUITY             INCOME          DISTRIBUTION         EQUITY
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995
Property Capital Trust,
  General Partner                          53.2967%          $27,973,140        $(1,942,363)    $(1,916,549)         $24,114,228

Limited Partners                           46.7033            24.512.544         (1.702.070)     (1.679.451)          21,131,023
                                          --------            ----------        -----------     -----------          -----------
                                          100.0000%          $52,485,684        $(3,644,433)    $(3,596,000)         $45,245,251
                                          ========           ===========        ===========     ===========          ===========


FOR THE YEAR ENDED DECEMBER 31, 1994
Property Capital Trust,
  General Partner                          53.2967%          $27,907,594        $1,039,623      $  (974,077)         $27,973,140

Limited Partners                           46.7033            24,455,106           911,010         (853,572)          24,512,544
                                          --------           -----------        ----------      -----------          -----------
                                          100.0000%          $52,362,700        $1,950,633      $(1,827,649)         $52,485,684
                                          ========           ===========        ==========      ===========          ===========



FOR THE YEAR ENDED DECEMBER 31, 1993
Property Capital Trust,
  General Partner                          53.2967%          $27,816,622        $  745,527      $  (654,555)         $27,907,594

Limited Partners                           46.7033            24,375,389           653,295         (573,578)          24,455,106
                                          --------           -----------        ----------      -----------          -----------
                                          100.0000%          $52,192,011        $1,398,822      $(1,228,133)         $52,362,700
                                          ========           ===========        ==========      ============         ===========










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

(b) Changes in the Partnership's investment in Assets Held for Sale are summarized below (dollars in thousands).


                   YEAR ENDED DECEMBER 31,                                1995                 1994                   1993
                   ---------------------------------------------          -----------------------------------------------------
        Balance at beginning of year                   $  -                 $  -                  $  -
        Properties reclassified from Owned              63,991                 -                     -
        Properties
        Additions                                          534                 -                     -
        Investments written down                        (6,690)                -                     -
        Write-off of accumulated depreciation          (11,987)                -                     -
                                                       -------              -------               -------
        Balance at end of year                         $45,848              $  -                  $  -






                                                                                            YEAR ENDED 12/31/95
                                                                                    ----------------------------------------
      Gross Amount of                                        Net          Rent
   PARTNERSHIP'S INVESTMENT    Write-off of  Write-down   Investment   Receivable
       Buildings and           Accumulated      of            at           at                   Expenses
                                                                                      Rental    on Owned      Depreciation
LAND     IMPROVEMENT  TOTAL    DEPRECIATION  INVESTMENT    12/31/95     12/31/95      INCOME    PROPERTIES      EXPENSE
$  5,500  $ 33,442    $ 38,942  $  7,323       $ 3,819     $ 27,800      $  (57)       $ 5,208   $ 2,265       $   895
    900      1,854       2,754       446           -         2,308           23            595       368            83
    500      4,987       5,487      1,297         1,012       3,178          5            726        348           154
--------     --------   --------   --------       -------    --------      ------       -------   -------       -------

  6,900      40,283      47,183     9,066         4,831       33,286        (29)          6,529     2,981          1,132
--------     --------    --------   --------       -------    --------    -------        -------  -------       -------


  3,800       13,542      17,342     2,921         1,859       12,562         92           2,262     905           435
--------      --------    -------    ------        ------      -------     -----           ------   -------      -------
$ 10,700   $ 53,825     $ 64,525  $ 11,987(b)   $ 6,690(b)   $ 45,848(b)  $   63         $ 8,791  $ 3,886       $ 1,567
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




                                                      ERNST & YOUNG LLP



Boston, Massachusetts
February, 23, 1996, except for Note 6,
as to which the date is April 26, 1996

PCA Crossroads Associates, Ltd.
BALANCE SHEET


                                                          DECEMBER 31,
                                                     1995                1994

ASSETS
Real estate investment in Crossroads Mall            $       -           $ 8,000,000

Cash and cash equivalents                                   88,515            80,822

Rent receivable                                              -                46,894

Prepaid insurance                                            -                   922
                                                         ---------       -----------
                                                         $  88,515       $ 8,128,638
                                                         =========       ===========



LIABILITIES AND PARTNERS' EQUITY
Liabilities

Accounts payable and accrued expenses                 $  25,272           $     31,336


Partners' Equity
   Contributed Capital                                      -                8,000,000
   Undistributed net income                              63,243                 97,302
                                                       --------            -----------
   Total Partners' Equity                                63,243              8,097,302
                                                       --------            -----------

                                                      $  88,515            $ 8,128,638
                                                      =========            ===========





                            See accompanying notes

Page 85
PCA Crossroads Associates, Ltd.
STATEMENT OF INCOME



                                               YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------
                                       1995                 1994          1993

REVENUES
Base income                             $      766,452       $    960,881  $   960,000
Overage income                                 470,209            534,733      364,243
Short-term interest income                      20,476              1,569          763
                                             ---------          ---------    ---------
                                             1,257,137          1,497,183    1,325,006
                                             ---------          ---------    ---------

PARTNERSHIP EXPENSES

Management fee                                   97,005            118,656     103,822
Administrative expense                           10,976             12,418      26,461
                                               --------           --------     -------

                                                107,981            131,074     130,283
                                                -------            -------     -------

NET OPERATING INCOME                          1,149,156          1,366,109   1,194,723

Gain on sale of real estate investment       14,000,420              -            -
                                           ------------        ----------  -----------
NET INCOME                                 $ 15,149,576        $ 1,366,109 $ 1,194,723
                                           ============        =========== ===========






                            See accompanying notes

PCA Crossroads Associates, Ltd.
STATEMENT OF CASH FLOWS


                                                 YEARS ENDED DECEMBER 31,
                                         ------------------------------------------
                                            1995              1994          1993

CASH FLOW FROM OPERATING ACTIVITIES

Net income                                    $ 15,149,576      $ 1,366,109  $ 1,194,723

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Gain on sale of real estate investment       (14,000,420)      -             -
   Changes in assets and liabilities
     Decrease (increase) in net receivable           46,894      (6,894)        (8,439)
     Decrease (increase) in prepaid insurance           922        (922)           -
     (Decrease) increase in accounts payable and
       and accrued expenses                          (6,064)      6,184           6,410

Net Cash Provided by Operating Activities         1,190,908        1,364,477    1,192,694


CASH FLOW FROM INVESTING ACTIVITIES
Disposition of real estate investment,
  net of closing costs                           22,000,420              -             -

Net Cash Provided by Investing Activities        22,000,420              -             -


CASH FLOW FROM FINANCING ACTIVITIES
Distributions to partners                       (23,183,635) (1,342,904)     (1,210,196)

Net Cash Used in Financing Activities           (23,183,635) (1,342,904)     (1,210 196)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      7,693      21,573      (17,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        80,822      59,249        76,751

CASH AND CASH EQUIVALENTS AT END OF YEAR        $     88,515  $   80,822     $  59,249








                            See accompanying notes

PCA Crossroads Associates, Ltd.
STATEMENT OF CHANGES IN PARTNERS' EQUITY




                                                                                  DISTRIBUTIONS
                                                                       -----------------------------------
                                                                                   Proceeds in
                                Beginning    Net           Gain        Return       Excess of                   Ending
                    Ownership   Partners'  Operating        on          of         Contributed   Operating      Partners'
                    PERCENTAGE   EQUITY     INCOME         SALE        CAPITAL       CAPITAL      INCOME        EQUITY

FOR THE YEAR ENDED DECEMBER 31, 1995
Property Capital Trust,
  General Partner    25.00%       $2,024,335 $  287,289     $ 3,500,105  $(2,000,000) $ (3,492,079) $  (303,830)  $   15,820

Limited Partners     75.00         6,072,967    861,867      10,500,315   (6,000,000)  (10,476,237)    (911,489)      47,423

                    100.00%       $8,097,302 $1,149,156     $14,000,420  $(8,000,000) $(13,968,316) $(1,215,319)  $    63,243



FOR THE YEAR ENDED DECEMBER 31, 1994
Property Capital Trust,

  General Partner     25.00%       $2,018,524 $  341,528       -              -              -      $   (335,717)  $2,024,335

Limited Partners      75.00         6,055,573  1,024,581       -              -              -        (1,007,187)   6,072,967

                     100.00%       $8,074,097 $1,366,109       -              -              -      $(1,342,904)   $8,097,302



FOR THE YEAR ENDED DECEMBER 31, 1993
Property Capital Trust,

 General Partner      25.00%       $2,022,389  $  298,681       -             -                -      $ (302,546)  $2,018,524

Limited Partners      75.00         6,067,181     896,042       -             -                -        (907,650)   6,055,573

                     100.00%       $8,089,570  $ 1,194,723      -             -                -      $(1,210,196) $8,074,097


                           See accompanying notes

PCA crossroads Associates, Ltd.
NOTES TO FINANCIAL STATEMENTS

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

Page 89
PCA Crossroads Associates, Ltd.
NOTES TO FINANCIAL STATEMENTS (continued)


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


               Cash Balance at December 31, 1995        $ 88,515

               Overage income                             41,124
               Short-term interest income                  1,183
               Less:
                 Management fee                           (8,352)
                 Administrative expenses                  (1,149)
                 December 31, 1995 payables               (25,272)

               Cash balance for final distribution         96,049

               Distribution to Partners                   (96,049)

               Ending Cash                              $     -