Form 10-Q
period 1996-10-31
PROPERTY CAPITAL TRUST
filed 1996-12-16
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q
(Mark One)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1996

                                      OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to
                                             -----    -----


                        Commission File Number: 1-7003


                            PROPERTY CAPITAL TRUST
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Massachusetts                                  04-2452367
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)



                101 Federal Street, Boston, Massachusetts 02110
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (zip code)


              Registrant's telephone number, including area code:
                                (617) 737-0100
                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes   X   No      .
    -----     -----

Number of shares of Common Shares outstanding as of October 31, 1996:  9,184,522
                                                                       ---------

                             PROPERTY CAPITAL TRUST




                                      INDEX


                                                                        Page
    PART I.  FINANCIAL INFORMATION                                     Number

       Consolidated Balance Sheet - October 31, 1996
         and July 31, 1996 (unaudited)                                    2

       Consolidated Statement of Income -
         Three Months Ended October 31, 1996 and 1995 (unaudited)         3

       Consolidated Statement of Cash Flows -
         Three Months Ended October 31, 1996 and 1995 (unaudited)         4

       Consolidated Statement of Shareholders' Equity -
         Three Months Ended October 31, 1996 and 1995 (unaudited)         5

       Notes to Consolidated Financial Statements (unaudited)         6 - 7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8 -11

    PART II.  OTHER INFORMATION

       Item 2.  Legal Proceedings                                        12

       Item 4.  Submission of Matters to a Vote of Security Holders      12

       Item 6.  Exhibits and Reports on Form 8-K                         12

PART I.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                             OCTOBER 31,      JULY 31,
                                                                1996            1996
-----------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $13,659,000
    and $12,932,000, respectively)                        $  52,420,000     $  56,810,000
  Structured Transactions held directly by the Trust         28,197,000        28,200,000
  Investment Partnerships                                     1,508,000         9,600,000
                                                          -------------     -------------

                                                             82,125,000        94,610,000
Allowance for possible investment losses                           --          (4,636,000)
                                                          -------------     -------------

                                                             82,125,000        89,974,000
Asset Held for Sale directly by the Trust                    16,947,000        16,938,000
                                                          -------------     -------------

                                                             99,072,000       106,912,000

Cash and cash equivalents                                    12,093,000         2,997,000
Interest and rents receivable
  Owned Properties held directly by the Trust                 1,489,000         1,503,000
  Structured Transactions held directly by the Trust            289,000           241,000
Other assets                                                    417,000           966,000
                                                          -------------     -------------

                                                          $ 113,360,000     $ 112,619,000
                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                   $   5,618,000     $   5,367,000
  Accrued interest                                              392,000           287,000
  Mortgage notes payable                                     36,844,000        36,889,000
                                                          -------------     -------------

                                                             42,854,000        42,543,000
                                                          -------------     -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,375,313 and 9,278,261 issued and
    9,184,522 and 9,093,622 outstanding, respectively)      107,842,000       107,672,000
  Accumulated deficit                                       (36,025,000)      (36,341,000)
                                                          -------------     -------------

                                                             71,817,000        71,331,000
  Less cost of Treasury Shares                               (1,311,000)       (1,255,000)
                                                          -------------     -------------

  Total Shareholders' Equity                                 70,506,000        70,076,000
                                                          -------------     -------------

                                                          $ 113,360,000     $ 112,619,000
                                                          =============     =============




                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                               1996          1995
-------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust     $ 2,917,000    $ 3,320,000
Structured Transactions held directly by the Trust
  Base income                                                  662,000        695,000
  Overage income                                               906,000        495,000
Income from unconsolidated Investment Partnerships              35,000      1,070,000
                                                           -----------    -----------

                                                             4,520,000      5,580,000

Interest income                                                 75,000         89,000
Advisory fee income                                             22,000        159,000
                                                           -----------    -----------

                                                             4,617,000      5,828,000
                                                           -----------    -----------

EXPENSES
Expenses on Owned Properties held directly by the Trust      1,390,000      1,492,000
General and administrative expenses                          1,020,000        866,000
Interest                                                       764,000      1,529,000
Depreciation                                                   727,000        918,000
Professional fees                                              101,000        158,000
Trustees' fees and expenses                                     35,000         35,000
                                                           -----------    -----------

                                                             4,037,000      4,998,000
                                                           -----------    -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                       580,000        830,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                        832,000      3,501,000
                                                           -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                             1,412,000      4,331,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                    --          (63,000)
                                                           -----------    -----------

NET INCOME                                                 $ 1,412,000    $ 4,268,000
                                                           ===========    ===========

NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                   $      0.06    $      0.09
GAIN ON SALE OF REAL ESTATE INVESTMENTS                           0.09           0.39
                                                           -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                  0.15           0.48
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                    --            (0.01)
                                                           -----------    -----------

NET INCOME PER SHARE                                       $      0.15    $      0.47
                                                           ===========    ===========

AVERAGE SHARES                                               9,336,000      9,054,000
                                                           ===========    ===========



                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                      1996            1995
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                      $  1,412,000     $  4,268,000
Adjustments to Net Income
  Gain on sale of real estate investments                           (832,000)      (3,501,000)
  Extraordinary loss from extinguishment of debt                        --             63,000
  Depreciation and amortization                                      774,000        1,033,000
  Income from unconsolidated Investment Partnerships                 (35,000)      (1,070,000)
  Distributions of income from Investment Partnerships                41,000        4,520,000
  Changes in assets and liabilities
    (Increase) decrease in interest and rents receivable             (34,000)          65,000
    Decrease in other assets, net                                    502,000          354,000
    Increase in accounts payable and accrued
      expenses and accrued interest                                  356,000        1,034,000
                                                                ------------     ------------

Net Cash Provided by Operating Activities                          2,184,000        6,766,000
                                                                ------------     ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Additions                                                         (406,000)        (372,000)
Structured Transactions held directly by the Trust
  Repayments                                                           3,000            2,000
Investment Partnerships
  Distributions in excess of income                                8,342,000        5,505,000
                                                                ------------     ------------

Net Cash Provided by Investing Activities                          7,939,000        5,135,000
                                                                ------------     ------------

FINANCING ACTIVITIES
Cash dividends paid                                               (1,096,000)      (1,086,000)
Proceeds from exercise of stock options                              114,000             --
Scheduled amortization of mortgage notes payable                     (45,000)         (42,000)
Redemption/repurchase of Convertible Subordinated Debentures            --         (4,000,000)
                                                                ------------     ------------

Net Cash Used in Financing Activities                             (1,027,000)      (5,128,000)
                                                                ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          9,096,000        6,773,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,997,000        5,209,000
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 12,093,000     $ 11,982,000
                                                                ============     ============



                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                         1996              1995
-----------------------------------------------------------------------------------
COMMON SHARES
Balance at beginning of period                      $ 107,672,000     $ 106,190,000
Common Shares issued in payment of deferred
  Trustees' compensation                                   56,000              --
Stock options exercised                                   114,000              --
                                                    -------------     -------------

Balance at end of period                              107,842,000       106,190,000
                                                    -------------     -------------

ACCUMULATED DEFICIT
Balance at beginning of period                        (36,341,000)      (12,481,000)
Net income                                              1,412,000         4,268,000
Cash dividends paid                                    (1,096,000)       (1,086,000)
                                                    -------------     -------------

Balance at end of period                              (36,025,000)       (9,299,000)
                                                    -------------     -------------

TREASURY SHARES
Balance at beginning of period                         (1,255,000)             --
Purchase of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (6,152 and 0
  Treasury Shares, respectively)                          (56,000)             --
                                                    -------------     -------------

Balance at end of period                               (1,311,000)             --
                                                    -------------     -------------

TOTAL SHAREHOLDERS' EQUITY                          $  70,506,000     $  96,891,000
                                                    =============     =============



NUMBER OF COMMON SHARES
Common Shares issued at beginning of period             9,278,261         9,053,881
Common Shares issued in payment of deferred
  Trustees' compensation                                    6,152              --
Stock options exercised                                    90,900              --
                                                    -------------     -------------

Common Shares Issued at End of Period                   9,375,313         9,053,881
                                                    =============     =============


                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of October 31, 1996 and the results of its operations and its cash flows for the periods ended October 31, 1996 and 1995.

Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the remainder of fiscal 1997. The information contained in these financial statements should be read in conjunction with the Trust's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 30, 1996, as amended by the Trust's amendment number 1 on Form 10-K/A filed with the SEC on November 5, 1996.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at cost, net of accumulated depreciation and any impairment losses. On August 1, 1996, the Trust adopted FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount. Prior to fiscal 1997, the Trust's real estate investments were carried net of an allowance for possible investment losses. The Trust's allowance for possible investment losses was based upon management's estimate of the net realizable value of each investment, and to the extent this was less than the carrying value of an investment, an allowance for possible investment losses was established. The adoption of Statement 121 did not have any effect on the Trust's financial position or results of operations. However, the carrying values of certain real estate assets were written down against available reserves.

2.   REAL ESTATE INVESTMENTS

Certain of the Trust's investments have been made through partnerships in which the Trust is the general partner and other institutional investors are limited partners (the "Investment Partnerships"). Based upon generally accepted accounting principles, the Trust uses the equity method to account for its Investment Partnerships.

During the quarter ended October 31, 1996, two Investment Partnerships each sold an investment which was classified as an Asset Held for Sale at July 31, 1996.

PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which owned the Canyon View II apartments in San Ramon, California, sold this property in August 1996 to an unrelated third party. In fiscal 1996, the Trust wrote down its share of the investment in this property by $1,005,000 and at July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale. The sale resulted in a gain to the Trust of $832,000. The Trust has a 23.81% general partner interest in Canyon View.

Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owned four investments in Overland Park, Kansas, sold three of its investments in fiscal 1996. Midwest's remaining investment, Plaza West Retail Center, had been reclassified to an Asset Held for Sale in fiscal 1995, and at that time, was written down to its estimated net realizable value. In the first quarter of fiscal 1997, $276,000 of the former allowance for possible investment losses was allocated to Plaza West Retail Center. In October 1996 Plaza West Retail was sold to an unrelated third party at no gain or further loss to the Trust. The Trust has a 53.3% general partner interest in Midwest.

A Condensed Combined Summary of Income for the unconsolidated Investment Partnerships for the periods indicated follows:

Investment Partnerships
CONDENSED COMBINED STATEMENT OF INCOME

                                                                              THREE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                              1996            1995
------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties                                              $  1,732,000     $  5,984,000
Structured Transactions
  Base income                                                                    --          1,179,000
  Overage income                                                                 --            115,000
Other income                                                                   27,000           41,000
                                                                         ------------     ------------

                                                                            1,759,000        7,319,000
                                                                         ------------     ------------
EXPENSES
Owned Properties expenses                                                   1,245,000        3,446,000
Depreciation                                                                  113,000          379,000
Interest                                                                      270,000          529,000
Other                                                                          48,000          392,000
                                                                         ------------     ------------

                                                                            1,676,000        4,746,000
                                                                         ------------     ------------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS                           83,000        2,573,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments                                   3,495,000       14,002,000
  Write-down of real estate investments                                    (1,178,000)      (6,458,000)
                                                                         ------------     ------------

NET INCOME                                                               $  2,400,000     $ 10,117,000
                                                                         ============     ============

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS Trust's share of income before gain (loss) on real
  estate investments                                                     $     35,000     $  1,070,000
Limited partners' share of income before gain (loss)
  on real estate investments                                                   48,000        1,503,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of gain on sale of real estate investments                      832,000        3,501,000
Limited partners' share of gain on sale of real estate
  investments                                                               2,663,000       10,501,000
Trust's share of write-down of real estate investments
  (previously recorded by the Trust)                                         (576,000)      (1,538,000)
Limited Partners' share of write-down of real estate
  investments                                                                (602,000)      (4,920,000)
                                                                         ------------     ------------

NET INCOME                                                               $  2,400,000     $ 10,117,000
                                                                         ============     ============

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS PLAN

The Trust currently operates under a business plan (the "Business Plan") which provides for the orderly disposition of the Trust's investments. The Business Plan contemplates the disposition of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized, and currently intends to continue to utilize, net proceeds from the sale of its properties to retire debt and make distributions to the Trust's shareholders or to satisfy the Trust's cash needs.

Although no assurances can be given as to the time required to sell all of the Trust's investments or the amount of net proceeds that will be realized from the sale thereof, management estimated, on August 23, 1996, that the bulk of the Trust's remaining investments will be sold by July 1998 and that the amount of distributions its shareholders would receive after August 23, 1996 from the disposition of the Trust's investments would be approximately $9.25 per share. When added to the $2.75 per share of disposition proceeds previously distributed, this resulted in an increase in management's estimate of total distributions to approximately $12.00 per share from the approximately $10.00 per share set forth in the Trust's 1995 Proxy Statement. See "Special Note Regarding Forward-Looking Statements."

As a result of the implementation of the Business Plan, the disposition of investments and the payment of special dividends out of proceeds from the sale of the Trust's investments, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds From Operations and Net Income) are expected to decrease. Shareholders are urged to read the following discussion of Results of Operations with this fact in mind.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at October 31, 1996 was $36,844,000 versus $36,889,000 at July 31, 1996. The Trust's debt to equity ratio was .52x at October 31, 1996 as compared to .53x at July 31, 1996. The small decrease in the Trust's debt and debt to equity ratio was primarily due to the amortization of the first mortgage on One Park West, an Asset Held for Sale directly by the Trust.

The Trust has a $10,000,000 revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. At October 31, 1996 there were no outstanding borrowings under the loan.

Subsequent to the end of the quarter, on December 6, 1996, the Trust elected to fix the interest rate on the Loehmann's Fashion Island first mortgage until August 1, 1997. The new rate is 7.51% (2.25% over comparable term U.S. Treasury securities) as compared to the previous rate of 7.97% on total outstanding borrowings of $18,569,000. The borrowings decreased by $163,000 from October 31, 1996 as a result of the receipt of proceeds from a condemnation by the State of Florida of a parcel of land for a road widening project.

Funds from Operations

Funds from operations is considered by the REIT industry to be an appropriate measure of performance of an equity REIT. Funds from operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (losses) from debt restructurings, sales of properties and nonrecurring items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from operations should be considered in conjunction with net income as presented in the Trust's unaudited financial statements. Funds from operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As provided for in the Business Plan the Trust is disposing of all of its assets. As a result, the Trust's funds from operations and net income are expected to decline as assets are sold and the net proceeds are distributed to shareholders. Funds from operations was calculated by the Trust as follows:

                                                                   Three Months Ended
                                                                       October 31,
                                                                   1996          1995
---------------------------------------------------------------------------------------
Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                       $  580,000    $  830,000

Depreciation on Owned Properties held directly by the Trust       727,000       918,000

Trust's share of depreciation on unconsolidated Investment
  Partnerships                                                     51,000       161,000
                                                               ----------    ----------


                                                               $1,358,000    $1,909,000
                                                               ==========    ==========


REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY FOR THE QUARTER

At October 31, 1996, the Trust's principal asset was its $99,072,000 portfolio of real estate investments. At October 31, 1996, the portfolio consisted of 12 properties, comprised of four apartment complexes, three office buildings, three shopping centers and two hotels. Set forth below is a discussion of significant changes in the portfolio during the quarter.

APARTMENTS

On August 30, 1996, Canyon View II, located in San Ramon, California (which was held in an Investment Partnership) was sold and the Trust realized a gain of $832,000. When the Investment Partnership acquired its lessee's equity interest in this property in August 1995, the Trust wrote down its share of the investment by $1,005,000.

OFFICE BUILDINGS

At July 31, 1996, One Park West, located in Chevy Chase, Maryland, was reclassified to an Asset Held for Sale directly by the Trust and was under contract to be sold. During the first quarter, the sales contract was terminated. During the period September through December 1996, 37% of the building's square feet will become vacant due to lease expirations. Of that amount, 17% has been released to new tenants. When further leasing progress has been made the building will be remarketed for sale.

SHOPPING CENTERS

Plaza West Retail Center, located in Overland Park, Kansas (which was held in an Investment Partnership) was sold in October 1996 at no gain or loss to the Trust. The Trust wrote down its investment in the property by a total of $1,267,000 prior to its sale.

Loehmann's Fashion Island, in Aventura, Florida, an Owned Property held directly by the Trust, is the Trust's largest investment. Subsequent to the end of the first quarter of fiscal 1997, the Trust signed a new lease with one of the principal tenants, Loehmann's, for a 10,000 square foot expansion of which approximately 3,000 square feet will be newly constructed space. This expansion brings the center to 92% leased.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HOTELS

The Trust's most significant hotel investment is in the City Centre Holiday Inn, located in Chicago, Illinois. In September the lessee exercised its option to repurchase the Trust's $2,000,000 land investment for approximately $20,000,000. The closing is scheduled for January 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 VERSUS THE THREE MONTHS ENDED OCTOBER 31, 1995

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 12% for the three months ended October 31, 1996, as compared to the same period in the prior year, primarily due to the sale of Citibank Office Plaza-Oak Brook in January 1996. Rents from Owned Properties held directly by the Trust includes rents from One Park West which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1996.

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) decreased 5% for the three months ended October 31, 1996 as compared to the same period in the prior year, primarily due to the sales of the Yorkshire apartments investment in December 1995 and the Bluffs II apartments investment in May 1996.

Overage income from Structured Transactions held directly by the Trust increased 83% for the three months ended October 31, 1996, as compared to the same period in the prior year primarily due to increased overage income from the City Centre Holiday Inn and Sandpiper Cove investments.

The Trust's share of income from unconsolidated Investment Partnerships decreased 97% for the three months ended October 31, 1996 as compared to the same period in the prior year, primarily due to the dispositions of the Chimney Rock apartments in September 1995, the Crossroads Mall investment in October 1995, the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the Lisle Hilton Inn (repayment of a mortgage investment) and St. Charles and Boardwalk apartments investments in June 1996 and the Canyon View II apartments investment in August 1996.

Advisory fee income decreased 86% for the three months ended October 31, 1996, as compared to the same period in the prior year due to the sales of the Investment Partnerships' investments noted above.


EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 7% for the three months ended October 31, 1996, as compared to the same period in the prior year due to the sale of Citibank Office Plaza-Oak Brook noted above. General and administrative expenses increased 18% for the three months ended October 31, 1996 as compared to the same period in the prior year primarily due to the accrual of severance arrangements for certain of the Trust's employees in conjunction with the implementation of the Business Plan.

Interest expense decreased 50% for the three months ended October 31, 1996, as compared to the same period in the prior year primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures during fiscal 1996.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Depreciation expense decreased 21% for the three months ended October 31, 1996, as compared to the same period in the prior year due to the elimination of depreciation on One Park West upon its reclassification to an Asset Held for Sale directly by Trust in July 1996.

Professional fees decreased 36% for the three months ended October 31, 1996 as compared to the same period in the prior year primarily due to higher legal fees in the prior year associated with the adoption of the new Business Plan.


GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the first quarter ended October 31, 1996 included a gain on the sale of real estate investments of $832,000 ($0.09 per share) from the sale of the Canyon View II apartments. In the prior year's quarter ended October 31, 1995, net income included a gain on sale of real estate investments of $3,501,000 ($0.39 per share) primarily from the sale of the Crossroads Mall investment.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

The prior year's net income for the quarter ended October 31, 1995 included an extraordinary loss from extinguishment of debt of $63,000 ($0.01 per share) from the write-off of original issuance costs when the Trust redeemed $4,000,000 of its 10% Convertible Subordinated Debentures at face value.


DIVIDENDS

For the first quarter of fiscal 1997, the Trustees declared a regular quarterly dividend of $0.09 per share and a special dividend of $1.00 per share payable December 23, 1996 to shareholders of record on December 12, 1996. The Trust pays dividends approximately 55 days following the end of each fiscal quarter.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in Item 1 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Trust, including the sales proceeds payable to the Trust for its properties, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, adverse changes in the real estate market in the regions of the country in which the Trust owns properties or has investments, and other factors noted in this report.

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





                                       PROPERTY CAPITAL TRUST
                                           REGISTRANT




                                       /S/ Robert M. Melzer
                                       -------------------------------------
                                       Robert M. Melzer
                                       President and Chief Executive Officer
Date:    December 16, 1996             (Principal Financial Officer)