Form 10-Q
period 1996-12-31
PROPERTY CAPITAL TRUST
filed 1997-02-28
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------


                                    FORM 10-Q
(MARK ONE)
  [ ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED

                                       OR

  [X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1996 TO DECEMBER 31, 1996


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

NUMBER OF SHARES OF COMMON SHARES OUTSTANDING AS OF DECEMBER 31, 1996: 9,400,860
                                                                       ---------

                             PROPERTY CAPITAL TRUST




                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
-------  ---------------------                                            ------

     Consolidated Balance Sheet - December 31, 1996
       and July 31, 1996 (unaudited)                                          2

     Consolidated Statement of Income -
       Five Months Ended December 31, 1996 and 1995 (unaudited)               3

     Consolidated Statement of Cash Flows -
       Five Months Ended December 31, 1996 and 1995 (unaudited)               4

     Consolidated Statement of Shareholders' Equity -
       Five Months Ended December 31, 1996 and 1995 (unaudited)               5

     Notes to Consolidated Financial Statements (unaudited)               6 - 7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               8 - 11

PART II.  OTHER INFORMATION
--------  -----------------

     Item 4.  Submission of Matters to a Vote of Security Holders            12

     Item 6.  Exhibits and Reports on Form 8-K                               12

PART I. FINANCIAL INFORMATION
-----------------------------

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                           DECEMBER 31,               JULY 31,
                                                                              1996                      1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $7,846,000
    and $6,441,000, respectively)                                        $  52,001,000             $  56,810,000
  Structured Transactions held directly by the Trust                        28,195,000                28,200,000
  Investment Partnerships                                                    1,528,000                 9,600,000
                                                                         -------------             -------------

                                                                            81,724,000                94,610,000
Allowance for possible investment losses                                          --                  (4,636,000)
                                                                         -------------             -------------

                                                                            81,724,000                89,974,000
Asset Held for Sale directly by the Trust                                   16,984,000                16,938,000
                                                                         -------------             -------------

                                                                            98,708,000               106,912,000

Cash and cash equivalents                                                    1,648,000                 2,997,000
Interest and rents receivable
  Owned Properties held directly by the Trust                                1,611,000                 1,503,000
  Structured Transactions held directly by the Trust                           147,000                   241,000
Other assets                                                                 1,180,000                   966,000
                                                                         -------------             -------------

                                                                         $ 103,294,000             $ 112,619,000
                                                                         =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                  $   5,024,000             $   5,367,000
  Accrued interest                                                             248,000                   287,000
  Mortgage notes payable                                                    36,650,000                36,889,000
                                                                         -------------             -------------

                                                                            41,922,000                42,543,000
                                                                         -------------             -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,400,860 and 9,278,261 issued and
    9,206,933 and 9,093,622 outstanding, respectively)                     108,053,000               107,672,000
  Accumulated deficit                                                      (45,319,000)              (36,341,000)
                                                                         -------------             -------------

                                                                            62,734,000                71,331,000
  Less cost of Treasury Shares                                              (1,362,000)               (1,255,000)
                                                                         -------------             -------------

  Total Shareholders' Equity                                                61,372,000                70,076,000
                                                                         -------------             -------------

                                                                         $ 103,294,000             $ 112,619,000
                                                                         =============             =============





                                                     See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                                       FIVE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                             -----------------------------------
                                                                                 1996                   1995
----------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust                       $ 5,152,000             $ 5,581,000
Structured Transactions held directly by the Trust
  Base income                                                                  1,103,000               1,144,000
  Overage income                                                               1,678,000                 808,000
Income from unconsolidated Investment Partnerships                                67,000               1,778,000
                                                                             -----------             -----------

                                                                               8,000,000               9,311,000

Interest income                                                                  165,000                 170,000
Advisory fee income                                                               22,000                 189,000
                                                                             -----------             -----------

                                                                               8,187,000               9,670,000
                                                                             -----------             -----------
EXPENSES
Expenses on Owned Properties held directly by the Trust                        2,314,000               2,472,000
General and administrative expenses                                            1,446,000               1,357,000
Depreciation                                                                   1,405,000               1,532,000
Interest                                                                       1,267,000               2,474,000
Professional fees                                                                154,000                 240,000
Trustees' fees and expenses                                                       65,000                  62,000
                                                                             -----------             -----------

                                                                               6,651,000               8,137,000
                                                                             -----------             -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                                       1,536,000               1,533,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                          832,000               3,811,000
                                                                             -----------             -----------

INCOME BEFORE EXTRAORDINARY ITEM                                               2,368,000               5,344,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                                      --                  (186,000)
                                                                             -----------             -----------

NET INCOME                                                                   $ 2,368,000             $ 5,158,000
                                                                             ===========             ===========

NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                                     $      0.16             $      0.17
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                             0.09                    0.42
                                                                             -----------             -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                    0.25                    0.59
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                                      --                     (0.02)
                                                                             -----------             -----------

NET INCOME PER SHARE                                                         $      0.25             $      0.57
                                                                             ===========             ===========

AVERAGE SHARES                                                                 9,353,000               9,054,000
                                                                             ===========             ===========




                                                     See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                FIVE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                     -------------------------------------
                                                                           1996                   1995
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                           $  2,368,000             $  5,158,000
Adjustments to Net Income
  Gain on sale of real estate investments                                (832,000)              (3,811,000)
  Extraordinary loss from extinguishment of debt                             --                    186,000
  Depreciation and amortization                                         1,480,000                1,619,000
  Income from unconsolidated Investment Partnerships                      (67,000)              (1,778,000)
  Distributions of income from Investment Partnerships                     45,000                1,477,000
  Changes in assets and liabilities
    (Increase) decrease in interest and rents receivable                  (14,000)                 133,000
    (Increase) decrease in other assets, net                             (289,000)                 294,000
    (Decrease) increase in accounts payable and accrued
      expenses and accrued interest                                      (222,000)                  95,000
                                                                     ------------             ------------

Net Cash Provided by Operating Activities                               2,469,000                3,373,000
                                                                     ------------             ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Additions                                                              (702,000)                (481,000)
Structured Transactions held directly by the Trust
  Repayments/dispositions                                                   5,000                2,949,000
Investment Partnerships
  Distributions in excess of income                                     8,350,000                8,763,000
                                                                     ------------             ------------

Net Cash Provided by Investing Activities                               7,653,000               11,231,000
                                                                     ------------             ------------

FINANCING ACTIVITIES
Cash dividends paid                                                   (11,346,000)              (2,174,000)
Prepayment of mortgage notes payable                                     (163,000)                    --
Scheduled amortization of mortgage notes payable                          (76,000)                 (69,000)
Proceeds from exercise of stock options                                   114,000                     --
Redemption of 10% Convertible Subordinated Debentures                        --                (12,000,000)
                                                                     ------------             ------------

Net Cash Used in Financing Activities                                 (11,471,000)             (14,243,000)
                                                                     ------------             ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,349,000)                 361,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,997,000                5,209,000
                                                                     ------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  1,648,000             $  5,570,000
                                                                     ============             ============






                                                     See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                           FIVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                  --------------------------------------
                                                                       1996                   1995
--------------------------------------------------------------------------------------------------------
COMMON SHARES
Balance at beginning of period                                    $ 107,672,000            $ 106,190,000
Common Shares issued in payment of deferred
  Trustees' compensation                                                267,000                   11,000
Stock options exercised                                                 114,000                     --
                                                                  -------------            -------------

Balance at end of period                                            108,053,000              106,201,000
                                                                  -------------            -------------

ACCUMULATED DEFICIT
Balance at beginning of period                                      (36,341,000)             (12,481,000)
Net income                                                            2,368,000                5,158,000
Cash dividends paid                                                 (11,346,000)              (2,174,000)
                                                                  -------------            -------------

Balance at end of period                                            (45,319,000)              (9,497,000)
                                                                  -------------            -------------

TREASURY SHARES
Balance at beginning of period                                       (1,255,000)                    --
Purchase of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (31,499 and 0
  Treasury Shares, respectively)                                       (267,000)                    --
Distribution to Trustees of Treasury Shares included
 in Rabbi Trust for the benefit of Trustees (22,211 and 0
 Treasury Shares, respectively)                                         160,000                     --
                                                                  -------------            -------------

Balance at end of period                                             (1,362,000)                    --
                                                                  -------------            -------------

TOTAL SHAREHOLDERS' EQUITY                                        $  61,372,000            $  96,704,000
                                                                  =============            =============



NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                           9,278,261                9,053,881
Common Shares issued in payment of deferred
  Trustees' compensation                                                 31,499                    1,914
Stock options exercised                                                  91,100                     --
                                                                  -------------            -------------

Common Shares Issued at End of Period                                 9,400,860                9,055,795
                                                                  =============            =============






                                                     See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On January 15, 1997, the Trust elected to change its fiscal year from a year ended July 31 to the calendar year, effective January 1, 1997. In accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), the consolidated financial statements included in this Transition Report are for the five-month period ended December 31, 1996 (the transition period).

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of December 31, 1996 and the results of its operations and its cash flows for the periods ended December 31, 1996 and 1995.

Operating results for the transition period ended December 31, 1996 are not necessarily indicative of the results that may be expected for calender 1997. The information contained in these financial statements should be read in conjunction with the Trust's 1996 Annual Report on Form 10-K filed with the SEC on October 30, 1996, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on November 4, 1996.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at cost, net of accumulated depreciation and any impairment losses. On August 1, 1996, the Trust adopted FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount. Prior to August 1, 1996, the Trust's real estate investments were carried net of an allowance for possible investment losses. The Trust's allowance for possible investment losses was based upon management's estimate of the net realizable value of each investment, and to the extent this was less than the carrying value of an investment, an allowance for possible investment losses was established. The adoption of Statement 121 did not have any effect on the Trust's financial position or results of operations. However, the carrying values of certain real estate assets were written down against available reserves.

2.   REAL ESTATE INVESTMENTS

Certain of the Trust's investments have been made through partnerships in which the Trust is the general partner and other institutional investors are limited partners (the "Investment Partnerships"). Based upon generally accepted accounting principles, the Trust uses the equity method to account for its Investment Partnerships.

During the transition period, two Investment Partnerships each sold an investment which was classified as an Asset Held for Sale at July 31, 1996. PCA Canyon View Associates Limited Partnership ("Canyon View"), an Investment Partnership which owned the Canyon View II apartments in San Ramon, California, sold this property in August 1996 to a third party. In fiscal 1996, the Trust wrote down its share of the investment in this property by $1,005,000 and at July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale. The sale resulted in a gain to the Trust of $832,000. The Trust has a 23.81% general partner interest in Canyon View.

Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owned four investments in Overland Park, Kansas, sold three of its investments in fiscal 1996. Midwest's remaining investment, Plaza West Retail Center, had been reclassified to an Asset Held for Sale in fiscal 1995, and was written down at that time to its estimated net realizable value. During the transition period ended December 31, 1996, $276,000 of the former allowance for possible investment losses was allocated to Plaza West Retail Center. In October 1996 Plaza West Retail was sold to a third party at no gain or further loss to the Trust. The Trust has a 53.3% general partner interest in Midwest.

A Condensed Combined Summary of Income for the unconsolidated Investment Partnerships for the periods indicated follows:

Investment Partnerships
CONDENSED COMBINED STATEMENT OF INCOME

                                                                                  FIVE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                         ----------------------------------
                                                                              1996                 1995
-----------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties                                              $  2,809,000          $  9,631,000
Structured Transactions
  Base income                                                                    --               1,465,000
  Overage income                                                                 --                 120,000
Other income                                                                   60,000               116,000
                                                                         ------------          ------------

                                                                            2,869,000            11,332,000
                                                                         ------------          ------------
EXPENSES
Owned Properties expenses                                                   2,002,000             5,306,000
Depreciation                                                                  227,000               654,000
Interest                                                                      492,000               878,000
Other                                                                          (5,000)              454,000
                                                                         ------------          ------------

                                                                            2,716,000             7,292,000
                                                                         ------------          ------------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS                          153,000             4,040,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments                                   3,495,000            14,002,000
  Write-down of real estate investments                                    (1,178,000)           (7,134,000)
                                                                         ------------          ------------

NET INCOME                                                               $  2,470,000          $ 10,908,000
                                                                         ============          ============

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of income before gain (loss) on real
  estate investments                                                     $     67,000          $  1,778,000
Limited partners' share of income before gain (loss)
  on real estate investments                                                   86,000             2,262,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of gain on sale of real estate investments                      832,000             3,501,000
Limited partners' share of gain on sale of real estate
  investments                                                               2,663,000            10,501,000
Trust's share of write-down of real estate investments
  (previously recorded by the Trust)                                         (576,000)           (1,845,000)
Limited Partners' share of write-down of real estate
  investments                                                                (602,000)           (5,289,000)
                                                                         ------------          ------------

NET INCOME                                                               $  2,470,000          $ 10,908,000
                                                                         ============          ============

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS PLAN
-------------

The Trust currently operates under a business plan (the "Business Plan") which provides for the orderly disposition of the Trust's investments. The Business Plan contemplates the disposition of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net proceeds from the sales of its properties to retire debt, make distributions to the Trust's shareholders and to satisfy the Trust's cash needs. The Trust intends to utilize such future net proceeds to make distributions to its shareholders and to satisfy its cash needs.

Although no assurances can be given as to the time required to sell all of the Trust's investments or the amount of net proceeds that will be realized from the sale thereof, management estimated on August 23, 1996, that the bulk of the Trust's remaining investments will be sold by July 1998 and that the amount of distributions its shareholders will receive after August 23, 1996 from the disposition of the Trust's investments will be approximately $9.25 per share. When added to the $2.75 per share of disposition proceeds distributed prior to August 1996, this resulted in an increase in management's estimate of total distributions to approximately $12.00 per share from the approximately $10.00 per share estimated to be distributed in the Trust's 1995 Proxy Statement. To date the Trustees have declared $5.75 per share in special dividends (inclusive of the $2.00 payable February 24, 1997) which leaves approximately $6.25 per share remaining. The foregoing statements are forward-looking statements and are estimates subject to a number of factors, certain of which are described below. See "Special Note Regarding Forward-Looking Statements."

As a result of the implementation of the Business Plan, the disposition of investments and the payment of special dividends from proceeds of the sale of the Trust's investments, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds from Operations and Net Income) have decreased and are expected to continue to decrease. Shareholders are urged to read the following discussion of Results of Operations with this fact in mind.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The Trust's debt at December 31, 1996 was $36,650,000 versus $36,889,000 at July 31, 1996. The Trust's debt to equity ratio was .60x at December 31, 1996 as compared to .53x at July 31, 1996. All of the Trust's debt consists of first mortgage debt on its Owned Properties. The small decrease in the Trust's debt was primarily due to an amortization payment of $163,000 on the Loehmann's Fashion Island first mortgage due to the receipt of condemnation proceeds from the State of Florida for a road widening project and the amortization of the first mortgage on One Park West, an Asset Held for Sale directly by the Trust. The increase in the Trust's debt to equity ratio is due to the payment of a special dividend of $1.00 per share in December 1996.

The Trust has a revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. At December 31, 1996 there were no outstanding borrowings under the line. The bank line was reduced from $10,000,000 to $5,000,000 subsequent to the end of the transition period ended December 31, 1996.

In December, the Trust elected to fix the interest rate on the Loehmann's Fashion Island first mortgage for the period of December 6, 1996 to August 1, 1997. The new rate on the total outstanding borrowings of $18,569,000 is 7.51% (2.25% over comparable term U.S. Treasury securities) as compared to the previous rate of 7.97%.

Funds from Operations
---------------------

Funds from operations is calculated by the Trust consistent with the National Association of Real Estate Investment Trusts' definition (funds from operations equals net income, excluding gains (losses) from debt restructurings, sales of properties and nonrecurring items, plus depreciation and amortization and after adjustment for unconsolidated partnerships and joint ventures). Funds from operations should be considered in conjunction with net income as presented in the Trust's unaudited consolidated financial statements. Funds from operations does not represent cash provided by operating activities in accordance with generally accepted accounting principles and should not be considered as a substitute for net income as a measure of results of operations or for cash provided by operating activities as a measure of liquidity.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As provided for in the Business Plan the Trust is disposing of all of its assets. As a result, the Trust's funds from operations and net income are expected to decline as assets are sold and the net proceeds are distributed to shareholders. Funds from operations was calculated by the Trust as follows:

                                                                            Five Months Ended
                                                                               December 31,
                                                                    ---------------------------------
                                                                       1996                  1995
-----------------------------------------------------------------------------------------------------
Income before Gain on Sale of Real Estate Investments
  and Extraordinary Item                                            $1,536,000             $1,533,000

Depreciation on Owned Properties held directly by the Trust          1,405,000              1,532,000

Trust's share of depreciation on unconsolidated Investment
  Partnerships                                                         103,000                273,000
                                                                    ----------             ----------

                                                                    $3,044,000             $3,338,000
                                                                    ==========             ==========



REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY DURING THE TRANSITION PERIOD
-----------------------------------------------------------------------

At December 31, 1996, the Trust's principal asset was its $98,708,000 portfolio of real estate investments. At December 31, 1996, the portfolio consisted of 12 properties, comprised of four apartment complexes, three office buildings, three shopping centers and two hotels. Set forth below is a discussion of significant changes in the portfolio during the transition period.

APARTMENTS

On August 30, 1996, Canyon View II, located in San Ramon, California (which was held in an Investment Partnership) was sold and the Trust realized a gain of $832,000. When the Investment Partnership acquired its lessee's equity interest in this property in August 1995, the Trust wrote down its share of the investment by $1,005,000.

OFFICE BUILDINGS

At July 31, 1996, One Park West, located in Chevy Chase, Maryland, was reclassified to an Asset Held for Sale directly by the Trust and was under contract to be sold. During the transition period ended December 31, 1996, the sales contract was terminated. Recently, leases expired on 37% of the building. Of that amount, 25% has already been released to new tenants and the leased status is now 84%. The Trust intends to reoffer the building for sale after additional leasing progress has been made.

The Trust has hired a broker to market Citibank Office Plaza-Schaumburg for sale. At this time the Trust is unable to determine the expected sales price or whether the Trustees will approve any offers that may be received. For these reasons, this property has not been presented as an asset held for sale in the accompanying balance sheet.

SHOPPING CENTERS

Plaza West Retail Center, located in Overland Park, Kansas (which was held in an Investment Partnership), was sold in October 1996 at no loss to the Trust. Prior to the sale, the Trust wrote down its investment in the property by $1,267,000, which amount was provided for in the Trust's allowance for possible investment losses.

Loehmann's Fashion Island, in Aventura, Florida, an Owned Property held directly by the Trust, is the Trust's largest investment. During the transition period ended December 31, 1996, the Trust signed a new lease with one of the principal tenants, Loehmann's, for a 10,000 square foot expansion, of which approximately 3,000 square feet will be newly constructed space. The center is now 92% leased. The Trust has hired a broker to market the property for sale. At this time, the Trust is unable to determine the expected sales price or whether the Trustees will approve any offer that may be received; therefore, this property has not been presented as an

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

asset held for sale in the accompanying balance sheet. Management does not believe that the condemnation by the State of Florida, of a portion of the premises for a road-widening project noted above, will have any significant impact on the proceeds from sale of this property.

HOTELS

Subsequent to December 31, 1996, the Trust sold its land investment in City Centre Holiday Inn located in Chicago, Illinois for $20,577,000. The Trust's investment in this project was $2,000,000 resulting in a gain to the Trust of $18,577.000. This gain had been fully anticipated in the Trust's August 23, 1996 statement of the aggregate amount of future special dividends it estimated would be distributed to the Trust's shareholders.


RESULTS OF OPERATIONS FOR THE FIVE MONTHS ENDED DECEMBER 31, 1996 VERSUS THE
----------------------------------------------------------------------------
FIVE MONTHS ENDED DECEMBER 31, 1995
-----------------------------------

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 8% for the five months ended December 31, 1996, as compared to the same period in the prior year, primarily due to the sale of Citibank Office Plaza-Oak Brook in January 1996 offset by $230,000 received from the settlement of litigation with a former tenant of Loehmann's Fashion Island. Rents from Owned Properties held directly by the Trust include rents from One Park West which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1996.

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) decreased 4% for the five months ended December 31, 1996 as compared to the same period in the prior year, primarily due to the sales of the Yorkshire apartments investment in December 1995 and the Bluffs II apartments investment in May 1996.

Overage income from Structured Transactions held directly by the Trust increased 108% for the five months ended December 31, 1996, as compared to the same period in the prior year primarily due to increased overage income from the City Centre Holiday Inn (which was sold by the Trust after the transition period) and Sandpiper Cove investments.

The Trust's share of income from unconsolidated Investment Partnerships decreased 96% for the five months ended December 31, 1996 as compared to the same period in the prior year, primarily due to the dispositions of the Chimney Rock apartments in September 1995, the Crossroads Mall investment in October 1995, the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the St. Charles and Boardwalk apartments investments in June 1996, the Canyon View II apartments investment in August 1996 and the Plaza West Retail Center in October 1996. In addition, the first mortgage investment in the Lisle Hilton Inn was repaid in June 1996.

Advisory fee income decreased 88% for the five months ended December 31, 1996, as compared to the same period in the prior year due to the sale of certain investments held by the Investment Partnerships as noted above.


EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 6% for the five months ended December 31, 1996, as compared to the same period in the prior year, due to the sale of Citibank Office Plaza-Oak Brook offset by an increase in real estate taxes at certain Owned Properties held directly by the Trust. General and administrative expenses increased 7% for the five months ended December 31, 1996, as compared to the same period in the prior year, primarily due to the accrual of severance arrangements for certain of the Trust's employees in conjunction with the implementation of the Business Plan.

Interest expense decreased 49% for the five months ended December 31, 1996, as compared to the same period in the prior year primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures during the fiscal year ended July 31, 1996.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation expense decreased 8% for the five months ended December 31, 1996, as compared to the same period in the prior year, due to the elimination of depreciation on One Park West upon its reclassification to an Asset Held for Sale directly by Trust in July 1996 offset by the write-off of certain tenant improvements due to early lease terminations at Loehmann's Fashion Island.

Professional fees decreased 36% for the five months ended December 31, 1996, as compared to the same period in the prior year, primarily due to higher legal fees in the prior year associated with the adoption of the new Business Plan.


GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the five months ended December 31, 1996 included a gain on the sale of real estate investments of $832,000 from the sale of the Canyon View II apartments. For the five month period ended December 31, 1995, net income included a gain on sale of real estate investments of $3,811,000 from the sales of the Crossroads Mall, the Yorkshire apartments and the Chimney Rock apartments investments.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the five months ended December 31, 1995, reflected an extraordinary loss from extinguishment of debt of $186,000 related to the write-off of original issuance costs when the Trust redeemed at a portion of its 10% Convertible Subordinated Debentures at face value.


DIVIDENDS

For the two months ended December 31, 1996, the Trustees declared a regular quarterly dividend of $0.09 per share and a special dividend of $2.00 per share, each payable February 24, 1997 to shareholders of record on February 12, 1997. Due to the magnitude of these two dividends in relation to the market price of the Trust's Common Shares at the time of the dividend declaration, the American Stock Exchange determined that the shares would trade ex-dividend on February 25, 1997. All trades settling after the record date and up to the payment date carried Due Bills which obligate the holder of record to deliver the $2.09 per share in dividends to the buyer. The Trust pays regular dividends approximately 55 days following the end of each fiscal quarter.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in Item 1 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Trust, including the sales proceeds payable to the Trust for its properties, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, adverse changes in the real estate market in the regions of the country in which the Trust owns properties or has investments, and other factors noted in this report.

PART II.  OTHER INFORMATION
--------  -----------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 1996, the Trust held its 1996 Annual Meeting of Shareholders. The Trust's shareholders considered the election of six Trustees and the ratification of the appointment of Ernst & Young LLP as the Trust's certified independent accountants for the fiscal year ending July 31, 1997. The following are the results of the shareholders meeting:

     1. Election of six Trustees:
                                                     Number of Shares
                                                     ----------------
                                                 For          Withhold Authority
                                                 ---          ------------------

        Walter M. Cabot                       7,968,936             26,002
        John A. Cervieri, Jr.                 7,968,336             26,602
        Graham O. Harrison                    7,962,836             32,102
        Walter F. Leinhardt                   7,968,736             26,202
        Robert M. Melzer                      7,966,536             28,402
        Glenn P. Strehle                      7,968,736             26,202


     2. Ratification of the appointment of Ernst & Young LLP to serve as the independent auditors for the fiscal year ending July 31, 1997.

                                                     Number of Shares
                                                     ----------------

        For                                            7,936,907
        Against                                           28,788
        Abstain                                           29,243


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits: None

     b)    Reports on Form 8-K:

           Current Report dated August 27, 1996 attaching the Trust's press release dated August 23, 1996.

           Current Report dated October 8, 1996 attaching the Trust's press release dated October 8, 1996.

           Current Report dated January 24, 1997 regarding change in Trust's fiscal year.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   PROPERTY CAPITAL TRUST
                                   ----------------------
                                         REGISTRANT




                                    /S/ Robin W. Devereux
                                    ---------------------
                                    Robin W. Devereux
                                    Vice President and Chief Financial Officer
Date: February 28, 1997