Form 10-Q
period 1997-03-31
PROPERTY CAPITAL TRUST
filed 1997-05-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q


(MARK ONE)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD ____________


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
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No
                                                ---     ---

NUMBER OF SHARES OF COMMON SHARES OUTSTANDING AS OF MAY 7, 1997:  9,394,274
                                                                  ---------

                             PROPERTY CAPITAL TRUST




                                      INDEX


                                                                       Page
    PART I.  FINANCIAL INFORMATION                                    Number
    ------------------------------                                    ------

         Consolidated Balance Sheet - March 31, 1997
           and December 31, 1996 (unaudited)                               2

         Consolidated Statement of Income -
           Three Months Ended March 31, 1997 and 1996 (unaudited)          3

         Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1997 and 1996 (unaudited)          4

         Consolidated Statement of Shareholders' Equity -
           Three Months Ended March 31, 1997 and 1996 (unaudited)          5

         Notes to Consolidated Financial Statements (unaudited)        6 - 7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8 - 11

    PART II.  OTHER INFORMATION

         Item 4.  None                                                    12

         Item 6.  Exhibits and Reports on Form 8-K                        12

PART I. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                            MARCH 31,      DECEMBER 31,
                                                                1997           1996
                                                         -------------    -------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $2,468,000
    and $7,846,000, respectively)                        $   9,994,000    $  52,001,000
  Structured Transactions held directly by the Trust        24,492,000       28,195,000
  Investment Partnerships                                    1,501,000        1,528,000
                                                         -------------    -------------

                                                            35,987,000       81,724,000
Assets Held for Sale directly by the Trust                  60,573,000       16,984,000
                                                         -------------    -------------

                                                            96,560,000       98,708,000

Cash and cash equivalents                                    4,553,000        1,648,000
Interest and rents receivable
  Owned Properties held directly by the Trust                1,349,000        1,611,000
  Structured Transactions held directly by the Trust           131,000          147,000
Other assets                                                 1,250,000        1,180,000
                                                         -------------    -------------

                                                         $ 103,843,000    $ 103,294,000
                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                  $   5,925,000    $   5,024,000
  Accrued interest                                             352,000          248,000
  Mortgage notes payable                                    36,602,000       36,650,000
                                                         -------------    -------------

                                                            42,879,000       41,922,000
                                                         -------------    -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,568,220 and 9,400,860 issued and
    9,378,274 and 9,206,933 outstanding, respectively)     108,518,000      108,053,000
  Accumulated deficit                                      (46,218,000)     (45,319,000)
                                                         -------------    -------------

                                                            62,300,000       62,734,000
  Less cost of Treasury Shares                              (1,336,000)      (1,362,000)
                                                         -------------    -------------

  Total Shareholders' Equity                                60,964,000       61,372,000
                                                         -------------    -------------

                                                         $ 103,843,000    $ 103,294,000
                                                         =============    =============







                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------------
                                                              1997          1996
                                                          -----------   -----------

REVENUES
Rents from Owned Properties held directly by the Trust    $ 3,071,000   $ 2,809,000
Structured Transactions held directly by the Trust
  Base income                                                 616,000       624,000
  Overage income                                              290,000       557,000
Income from unconsolidated Investment Partnerships              5,000       833,000
                                                          -----------   -----------

                                                            3,982,000     4,823,000

Interest income                                               154,000        89,000
Advisory fee income                                             2,000        74,000
                                                          -----------   -----------

                                                            4,138,000     4,986,000
                                                          -----------   -----------

EXPENSES
Expenses on Owned Properties held directly by the Trust     1,382,000     1,423,000
Depreciation                                                  931,000     1,143,000
General and administrative expenses                           466,000       846,000
Interest                                                      739,000     1,143,000
Professional fees                                              75,000        92,000
Trustees' fees and expenses                                    23,000        34,000
                                                          -----------   -----------

                                                            3,616,000     4,681,000
                                                          -----------   -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                      522,000       305,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                    18,577,000       432,000
                                                          -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                           19,099,000       737,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                   --        (211,000)
                                                          -----------   -----------

NET INCOME                                                $19,099,000   $   526,000
                                                          ===========   ===========

NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                  $      0.05   $      0.03
GAIN ON SALE OF REAL ESTATE INVESTMENTS                          1.95          0.05
                                                          -----------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                                 2.00          0.08
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                   --           (0.02)
                                                          -----------   -----------

NET INCOME PER SHARE                                      $      2.00   $      0.06
                                                          ===========   ===========

AVERAGE SHARES                                              9,520,000     9,085,000
                                                          ===========   ===========



                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ----------------------------
                                                              1997           1996
                                                         ------------    ------------
OPERATING ACTIVITIES
Net Income                                               $ 19,099,000    $    526,000
Adjustments to Net Income
  Gain on sale of real estate investments                 (18,577,000)       (432,000)
  Extraordinary loss from extinguishment of debt                 --           211,000
  Depreciation and amortization                               976,000       1,181,000
  Income from unconsolidated Investment Partnerships           (5,000)       (833,000)
  Distributions of income from Investment Partnerships          5,000         808,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                 278,000         650,000
    Increase in other assets, net                            (115,000)        (16,000)
    Increase in accounts payable and accrued
      expenses and accrued interest                         1,031,000       1,024,000
                                                         ------------    ------------

Net Cash Provided by Operating Activities                   2,692,000       3,119,000
                                                         ------------    ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Additions                                                  (813,000)       (133,000)
  Dispositions                                                   --        10,828,000
Structured Transactions held directly by the Trust
  Dispositions/repayments                                  20,580,000           3,000
  Additions                                                      --          (600,000)
Investment Partnerships
  Distributions in excess of income                            27,000         219,000
                                                         ------------    ------------

Net Cash Provided by Investing Activities                  19,794,000      10,317,000
                                                         ------------    ------------

FINANCING ACTIVITIES
Cash dividends paid                                       (19,998,000)     (1,091,000)
Scheduled amortization of mortgage notes payable              (48,000)        (43,000)
Proceeds from exercise of stock options                       465,000         101,000
Redemption of 10% Convertible Subordinated Debentures            --       (14,000,000)
                                                         ------------    ------------

Net Cash Used in Financing Activities                     (19,581,000)    (15,033,000)
                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,905,000      (1,597,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,648,000       5,570,000
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  4,553,000    $  3,973,000
                                                         ============    ============






                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ------------------------------
                                                                    1997             1996
                                                                -------------    -------------
COMMON SHARES
Balance at beginning of period                                  $ 108,053,000    $ 106,201,000
Common Shares issued in payment of deferred
  Trustees' compensation                                                 --             78,000
Stock options exercised                                               465,000          101,000
                                                                -------------    -------------

Balance at end of period                                          108,518,000      106,380,000
                                                                -------------    -------------

ACCUMULATED DEFICIT
Balance at beginning of period                                    (45,319,000)      (9,497,000)
Net income                                                         19,099,000          526,000
Cash dividends paid                                               (19,998,000)      (1,091,000)
                                                                -------------    -------------

Balance at end of period                                          (46,218,000)     (10,062,000)
                                                                -------------    -------------

TREASURY SHARES
Balance at beginning of period                                     (1,362,000)            --
Distribution to Trustees of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (3,981 Treasury Shares)            26,000             --
                                                                -------------    -------------

Balance at end of period                                           (1,336,000)            --
                                                                -------------    -------------

TOTAL SHAREHOLDERS' EQUITY                                      $  60,964,000    $  96,318,000
                                                                =============    =============



NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                         9,400,860        9,055,795
Common Shares issued in payment of deferred
  Trustees' compensation                                                 --             12,989
Stock options exercised                                               167,360           21,000
                                                                -------------    -------------

Common Shares Issued at End of Period                               9,568,220        9,089,784
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

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of March 31, 1997 and the results of its operations and its cash flows for the periods ended March 31, 1997 and 1996.

Operating results for the three months ended March 31, 1997 are not indicative of the results that may be expected for the remainder of calendar 1997. The information contained in these financial statements should be read in conjunction with the Trust's 1996 Annual Report on Form 10-K filed with the SEC on October 30, 1996, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on November 4, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of earnings per share for these periods is not expected to be material.

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

In January 1997, the Trust sold its land investment in the Chicago City Centre Holiday Inn to an unrelated third party for $20,577,000. The Trust's investment in this property was $2,000,000, resulting in a gain to the Trust of $18,577,000.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships in which the Trust is the general partner and other institutional investors are limited partners (the "Investment Partnerships"). Based upon generally accepted accounting principles, the Trust uses the equity method to account for its Investment Partnerships.

During the quarter ended March 31, 1996, Property Capital Midwest Associates, L.P. ("Midwest"), an Investment Partnership which owned four investments in Overland Park, Kansas, reclassified its investments in College Hills 3, College Hills 8 and Financial Plaza to Assets Held for Sale. At that time, the Trust further wrote down its investment in Financial Plaza by $1,255,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. In March 1996, College Hills 3 was sold to an unrelated third party. The Trust has a 53.3% general partner interest in Midwest. In addition, during the quarter ended March 31, 1996, PCA Southwest Associates Limited Partnership ("Southwest"), an Investment Partnership which owned 1,875 apartments in Houston, Texas, reclassified its investments in St. Charles and Boardwalk to Assets Held for Sale, resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. The Trust, through a wholly owned subsidiary, has a 45.5% general partner interest in Southwest.

A Condensed Combined Summary of Operations for the unconsolidated Investment Partnerships for the periods indicated follows:

     Investment Partnerships
     CONDENSED COMBINED STATEMENT OF OPERATIONS


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -------------------------
                                                                         1997         1996
                                                                    -----------   -----------
         REVENUES
         Rents from Owned Properties                                $ 1,023,000   $ 4,904,000
         Structured Transactions
           Base income                                                     --         465,000
           Overage income                                                  --          42,000
         Other income                                                    23,000        39,000
                                                                    -----------   -----------

                                                                      1,046,000     5,450,000
                                                                    -----------   -----------
         EXPENSES
         Owned Properties expenses                                      692,000     2,771,000
         Depreciation                                                   114,000       264,000
         Interest                                                       207,000       392,000
         Other                                                           20,000       274,000
                                                                    -----------   -----------

                                                                      1,033,000     3,701,000
                                                                    -----------   -----------

         INCOME BEFORE LOSS ON REAL ESTATE INVESTMENTS                   13,000     1,749,000

         LOSS ON REAL ESTATE INVESTMENTS
           Loss on sale of real estate investments                         --         (71,000)
           Write-down of real estate investments                           --      (3,917,000)
                                                                    -----------   -----------

         NET INCOME (LOSS)                                          $    13,000   ($2,239,000)
                                                                    ===========   ===========

         INCOME BEFORE LOSS ON REAL ESTATE INVESTMENTS
         Trust's share of income before loss on real
           estate investments                                       $     5,000   $   833,000
         Limited partners' share of income before loss
           on real estate investments                                     8,000       916,000

         LOSS ON REAL ESTATE INVESTMENTS
         Trust's share of loss on sale of real estate investments          --         (38,000)
         Limited partners' share of loss on sale of real estate
           investments                                                     --         (33,000)
         Trust's share of write-down of real estate investments
           (previously recorded by the Trust)                              --      (1,965,000)
         Limited Partners' share of write-down of real estate
           investments                                                     --      (1,952,000)
                                                                    -----------   -----------

         NET INCOME (LOSS)                                          $    13,000   ($2,239,000)
                                                                    ===========   ===========


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS PLAN

The Trust currently operates under a business plan (the "Business Plan") which provides for the orderly disposition of all of the Trust's investments. The Business Plan contemplates the disposition of Owned Properties and Structured Transactions on a property-by-property basis, although the Trust will consider bulk sales and other opportunities that may arise which expedite the disposition process. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net proceeds from the sales of its properties to retire debt, make distributions to the Trust's shareholders and to satisfy the Trust's cash needs. The Trust intends to utilize future net sales proceeds to make distributions to its shareholders and to satisfy its cash needs.

At March 31, 1997, the Trust had 11 investments remaining. Although no assurances can be given as to the time required to sell all of the Trust's investments or the amount of net proceeds that will be realized from the sale thereof, management estimated on August 23, 1996, that the bulk of the Trust's remaining investments will be sold by July 1998 and that the amount of distributions its shareholders will receive after August 23, 1996 from the disposition of the Trust's investments will be approximately $9.25 per share. When added to the $2.75 per share of disposition proceeds distributed prior to August 1996, this resulted in an increase in management's estimate of total distributions to approximately $12.00 per share from the approximately $10.00 per share estimated to be distributed in the Trust's 1995 Proxy Statement. To date the Trustees have declared $5.95 per share in special dividends (inclusive of the $.20 per share payable May 23, 1997). The foregoing statements are forward-looking statements and are estimates subject to a number of factors and other uncertainties, certain of which are described below. See "Special Note Regarding Forward-Looking Statements."

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


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at March 31, 1997 was $36,602,000 versus $36,650,000 at December 31, 1996. The Trust's debt to equity ratio was .60x at March 31, 1997 and December 31, 1996. All of the Trust's debt consists of first mortgage debt on its Owned Properties. The Trust has a revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. At March 31, 1997 there were no outstanding borrowings under the line. The bank line was reduced from $10,000,000 to $5,000,000 during the quarter ended March 31, 1997.


Funds from Operations

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

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As provided for in the Business Plan the Trust is disposing of all of its assets. As a result, the Trust's funds from operations and net income are expected to decline as assets are sold and the net proceeds are distributed to shareholders. Funds from operations was calculated by the Trust as follows:


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -----------------------
                                                                         1997         1996
                                                                        ----------   ----------

         Income before Gain on Sale of Real Estate Investments
           and Extraordinary Item                                       $  522,000   $  305,000

         Depreciation of Owned Properties held directly by the Trust       931,000    1,143,000

         Trust's share of depreciation from unconsolidated Investment
           Partnerships                                                     52,000      101,000
                                                                        ----------   ----------

                                                                        $1,505,000   $1,549,000
                                                                        ==========   ==========



REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY DURING THE QUARTER

At March 31, 1997, the Trust's principal asset was its $96,560,000 portfolio of real estate investments. At March 31, 1997, the portfolio consisted of 11 properties, comprised of four apartment complexes, three office buildings, three shopping centers and one hotel. Set forth below is a discussion of significant changes in the portfolio during the quarter.

APARTMENTS

Telegraph Hill apartments, located in Houston Texas and held in an Investment Partnership, was reclassified to an Asset Held for Sale at March 31, 1997. Management is currently in negotiation with a prospective purchaser.

OFFICE BUILDINGS

One Park West, located in Chevy Chase, Maryland, was originally offered for sale in the summer of 1996. At that time, the Trust was not satisfied with the prices being offered by prospective purchasers and the offering was withdrawn. Subsequently, the Trust leased a significant amount of space that was becoming available. The property is currently being remarketed for sale and a higher sales price is anticipated.

Citibank Office Plaza - Schaumburg, located in Schaumburg, Illinois, was reclassified to an Asset Held for Sale directly by the Trust at March 31, 1997. The Trust is currently negotiating with a prospective purchaser.

SHOPPING CENTERS

Loehmann's Fashion Island, located in Aventura, Florida, was reclassified to an Asset Held for Sale directly by the Trust at March 31, 1997. The Trust is currently negotiating with prospective purchasers.

The Trust is currently in discussions with the lessee of Lakeside Shopping Center located in Burbank, California, regarding their repurchase of the Trust's land investment. A sale is anticipated in the second quarter.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


HOTELS

In January 1997, the Trust sold its land investment in City Centre Holiday Inn located in Chicago, Illinois, for $20,577,000. The Trust's investment in this project was $2,000,000 resulting in a gain to the Trust of $18,577.000. This gain had been fully anticipated in the Trust's August 23, 1996 statement of the aggregate amount of future special dividends it estimated would be distributed to the Trust's shareholders.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 VERSUS THE THREE MONTHS ENDED MARCH 31, 1996

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) increased 9% for the three months ended March 31, 1997, as compared to the same period in the prior year, due to the receipt of a lease termination payment of $300,000 from a former tenant of Loehmann's Fashion Island. Rents from Owned Properties held directly by the Trust include rents from One Park West, Citibank Office Plaza - Schaumburg and Loehmann's Fashion Island which are classified as Assets Held for Sale directly by the Trust.

Base income and overage income from Structured Transactions held directly by the Trust decreased by 1% and 48%, respectively, primarily due to the sale of the City Centre Holiday Inn investment in January 1997.

The Trust's share of income from unconsolidated Investment Partnerships decreased 9% for the three months ended March 31, 1997, as compared to the same period in the prior year, primarily due to the dispositions of the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the St. Charles and Boardwalk apartments investments in June 1996, the Canyon View II apartments investment in August 1996 and the Plaza West Retail Center in October 1996. In addition, the first mortgage investment in the Lisle Hilton Inn was repaid in June 1996.

Advisory fee income decreased 97% for the three months ended March 31, 1997, as compared to the same period in the prior year, due to the sale of investments held by the Investment Partnerships noted above.


EXPENSES

Depreciation expense decreased 19% for the three months ended March 31, 1997, as compared to the same period in the prior year, due to the elimination of depreciation on One Park West upon its reclassification to an Asset Held for Sale directly by Trust in July 1996 offset by the write-off of certain tenant improvements due to early lease terminations at Loehmann's Fashion Island. General and administrative expenses decreased 45% for the three months ended March 31, 1997, as compared to the same period in the prior year, primarily due to the accrual of severance arrangements for certain of the Trust's employees in conjunction with the implementation of the Business Plan in the prior year.

Interest expense decreased 35% for the three months ended March 31, 1997, as compared to the same period in the prior year, primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures during the fiscal year ended July 31, 1996.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the three months ended March 31, 1997 included a gain on the sale of real estate investments of $18,577,000 from the sale of City Center Holiday Inn investment. For the three month period ended March 31, 1996, net income included a gain on sale of real estate investments of $423,000 primarily from the sale of Citibank Office Plaza - Oak Brook.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the three months ended March 31, 1996, reflected an extraordinary loss from extinguishment of debt of $211,000 related to the write-off of original issuance costs when the Trust redeemed a portion of its 10% Convertible Subordinated Debentures at face value.


DIVIDENDS

For the three months ended March 31, 1997, the Trustees declared a regular quarterly dividend of $0.06 per share and a special dividend of $.20 per share, each payable May 23, 1997 to shareholders of record on May 12, 1997. The Trust pays regular dividends approximately 55 days following the end of each fiscal quarter.


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


ITEM 4. NONE


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

Date: May 14, 1997