Form 10-Q
period 1997-06-30
PROPERTY CAPITAL TRUST
filed 1997-08-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM____TO ___


                         COMMISSION FILE NUMBER: 1-7003


                             PROPERTY CAPITAL TRUST
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                     04-2452367
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)



                 101 FEDERAL STREET, BOSTON, MASSACHUSETTS 02110
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
               ---------------------------------------------------
                                 (617) 737-0100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X    No
                                               ----  ----

NUMBER OF SHARES OF COMMON SHARES OUTSTANDING
 AS OF AUGUST 7, 1997:                               9,584,220
                                                     ---------

                             PROPERTY CAPITAL TRUST




                                      INDEX


                                                                                            Page
    PART I.  FINANCIAL INFORMATION                                                          Number
    -------  ---------------------                                                          ------
         Consolidated Balance Sheet - June 30, 1997
           and December 31, 1996 (unaudited)                                                   2

         Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1997 and 1996 (unaudited)                       3

         Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996 (unaudited)                                 4

         Consolidated Statement of Shareholders' Equity -
           Six Months Ended June 30, 1997 and 1996 (unaudited)                                 5

         Notes to Consolidated Financial Statements (unaudited)                            6 - 7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                            8 - 11

    PART II.  OTHER INFORMATION

         None



PART I. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                             JUNE 30,              DECEMBER 31,
                                                              1997                    1996
                                                         -------------            -------------



ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of $2,592,000
    and $7,846,000, respectively)                        $   9,875,000            $  52,001,000
  Structured Transactions held directly by the Trust        24,139,000               28,195,000
  Investment Partnerships                                    1,069,000                1,528,000
                                                         -------------            -------------

                                                            35,083,000               81,724,000
Assets Held for Sale directly by the Trust                  61,614,000               16,984,000
                                                         -------------            -------------

                                                            96,697,000               98,708,000

Cash and cash equivalents                                    5,763,000                1,648,000
Interest and rents receivable
  Owned Properties held directly by the Trust                1,522,000                1,611,000
  Structured Transactions held directly by the Trust           125,000                  147,000
Other assets                                                 1,080,000                1,180,000
                                                         -------------            -------------

                                                         $ 105,187,000            $ 103,294,000
                                                         =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                  $   5,925,000            $   5,024,000
  Accrued interest                                             241,000                  248,000
  Mortgage notes payable                                    36,469,000               36,650,000
                                                         -------------            -------------

                                                            42,635,000               41,922,000
                                                         -------------            -------------
Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,584,220 and 9,400,860 issued and
    9,394,274 and 9,206,933 outstanding, respectively)     108,568,000              108,053,000
  Accumulated deficit                                      (44,680,000)             (45,319,000)
                                                         -------------            -------------

                                                            63,888,000               62,734,000
  Less cost of Treasury Shares                              (1,336,000)              (1,362,000)
                                                         -------------            -------------

  Total Shareholders' Equity                                62,552,000               61,372,000
                                                         -------------            -------------

                                                         $ 105,187,000            $ 103,294,000
                                                         =============            =============








                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                               -----------------------------   ------------------------------
                                                                       1997           1996             1997            1996
                                                               --------------    -----------     ------------     -----------

REVENUES
Rents from Owned Properties held directly by the Trust            $ 2,993,000    $ 3,177,000     $  6,064,000     $ 5,986,000
Structured Transactions held directly by the Trust
  Base income                                                         618,000        675,000        1,234,000       1,299,000
  Overage income                                                      383,000        687,000          673,000       1,244,000
Income from unconsolidated Investment Partnerships                     85,000        581,000           90,000       1,414,000
                                                               --------------    -----------     ------------     -----------

                                                                    4,079,000      5,120,000        8,061,000       9,943,000

Interest income                                                        42,000        186,000          196,000         275,000
Advisory fee income                                                    14,000        111,000           16,000         185,000
                                                               --------------    -----------     ------------     -----------

                                                                    4,135,000      5,417,000        8,273,000      10,403,000
                                                               --------------    -----------     ------------     -----------

EXPENSES
Expenses on Owned Properties held directly by the Trust             1,423,000      1,272,000        2,805,000       2,695,000
Interest                                                              718,000        913,000        1,457,000       2,056,000
Depreciation                                                          124,000        869,000        1,055,000       2,012,000
General and administrative expenses                                   583,000        970,000        1,049,000       1,816,000
Professional fees                                                      35,000        102,000          110,000         194,000
Trustees' fees and expenses                                            24,000         35,000           47,000          69,000
                                                               --------------    -----------     ------------     -----------

                                                                    2,907,000      4,161,000        6,523,000       8,842,000
                                                               --------------    -----------     ------------     -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                            1,228,000      1,256,000        1,750,000       1,561,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                             2,801,000      1,851,000       21,378,000       2,283,000
                                                               --------------    -----------     ------------     -----------

INCOME BEFORE EXTRAORDINARY ITEM                                    4,029,000      3,107,000       23,128,000       3,844,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                             --        (76,000)              --        (287,000)
                                                               --------------    -----------     ------------     ------------

NET INCOME                                                        $ 4,029,000    $ 3,031,000     $ 23,128,000     $ 3,557,000
                                                               ==============    ===========     ============     ===========

NET INCOME PER SHARE
INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS
  AND EXTRAORDINARY ITEM                                                $0.13          $0.14            $0.18           $0.17
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                  0.29           0.20             2.24            0.25
                                                                        -----          -----            -----           -----

INCOME BEFORE EXTRAORDINARY ITEM                                        $0.42           0.34             2.42            0.42
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                             --          (0.01)              --           (0.03)
                                                                        -----          -----            -----           -----

NET INCOME PER SHARE                                                    $0.42          $0.33            $2.42           $0.39
                                                                        =====          =====            =====           =====

AVERAGE SHARES OUTSTANDING                                          9,579,000      9,125,000        9,549,000       9,105,000
                                                                    =========      =========        =========       =========




                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              -------------------------------------
                                                                    1997                   1996
                                                              -------------            ------------

OPERATING ACTIVITIES
Net Income                                                     $ 23,128,000            $  3,557,000
Adjustments to Net Income
  Gain on sale of real estate investments                       (21,378,000)             (2,283,000)
  Extraordinary loss from extinguishment of debt                       --                   287,000
  Depreciation and amortization                                   1,148,000               2,085,000
  Income from unconsolidated Investment Partnerships                (90,000)             (1,414,000)
  Distributions of income from Investment Partnerships                2,000               1,711,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                       111,000                 256,000
    Decrease (increase) in other assets, net                          7,000                (569,000)
    Increase in accounts payable and accrued
      expenses and accrued interest                                 920,000               1,299,000
                                                               ------------            ------------

Net Cash Provided by Operating Activities                         3,848,000               4,929,000
                                                               ------------            ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Additions                                                      (1,859,000)               (406,000)
  Dispositions                                                         --                10,828,000
Structured Transactions held directly by the Trust
  Dispositions/repayments                                        22,877,000               2,151,000
  Additions                                                            --                  (600,000)
Investment Partnerships
  Distributions in excess of income                               1,404,000              30,047,000
                                                               ------------            ------------

Net Cash Provided by Investing Activities                        22,422,000              42,020,000
                                                               ------------            ------------

FINANCING ACTIVITIES
Cash dividends paid                                             (22,489,000)            (18,344,000)
Scheduled amortization of mortgage notes payable                   (181,000)               (172,000)
Proceeds from exercise of stock options                             515,000                 112,000
Prepayment of mortgage notes payable                                   --                (3,000,000)
Redemption/repurchase of Convertible Subordinated Debentures           --               (19,645,000)
                                                               ------------            ------------

Net Cash Used in Financing Activities                           (22,155,000)            (41,049,000)
                                                               ------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         4,115,000               5,900,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,648,000               5,570,000
                                                               ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  5,763,000            $ 11,470,000
                                                               ============            ============






                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                               ---------------------------------------
                                                                     1997                      1996
                                                               --------------            -------------
COMMON SHARES
Balance at beginning of period                                  $ 108,053,000            $ 106,201,000
Stock options exercised                                               515,000                  112,000
Common Shares issued in payment of deferred
  Trustees' compensation                                                 --                  1,162,000
Conversion of Subordinated Debentures                                    --                     26,000
                                                                -------------            -------------

Balance at end of period                                          108,568,000              107,501,000
                                                                -------------            -------------

ACCUMULATED DEFICIT
Balance at beginning of period                                    (45,319,000)              (9,497,000)
Net income                                                         23,128,000                3,557,000
Cash dividends paid                                               (22,489,000)             (18,344,000)
                                                                -------------            -------------

Balance at end of period                                          (44,680,000)             (24,284,000)
                                                                -------------            -------------

TREASURY SHARES
Balance at beginning of period                                     (1,362,000)                    --
Distribution to Trustees of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (3,981 Treasury Shares)            26,000                     --
Purchase of Treasury Shares included in Rabbi Trust for
  the benefit of Trustees (163,278 Treasury Shares)                      --                 (1,084,000)
                                                                -------------            -------------

Balance at end of period                                           (1,336,000)              (1,084,000)
                                                                -------------            -------------

TOTAL SHAREHOLDERS' EQUITY                                      $  62,552,000            $  82,133,000
                                                                =============            =============



NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                         9,400,860                9,055,795
Stock options exercised                                               183,360                   23,640
Common Shares issued in payment of deferred
  Trustees' compensation                                                 --                    176,267
Conversion of Subordinated Debentures                                    --                      1,198
                                                                -------------            -------------

Common Shares Issued at End of Period                               9,584,220                9,256,900
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

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of June 30, 1997 and the results of its operations and its cash flows for the periods ended June 30, 1997 and 1996.

Operating results for the six months ended June 30, 1997 are not indicative of the results that may be expected for the remainder of calendar 1997. The information contained in these financial statements should be read in conjunction with the Trust's 1996 Annual Report on Form 10-K filed with the SEC on October 30, 1996, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on November 4, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Trust will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement No. 128 on the calculation of earnings per share for these periods is not expected to be material.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at cost, net of accumulated depreciation and any impairment losses. On August 1, 1996, the Trust adopted FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount. Prior to August 1, 1996, the Trust's real estate investments were carried net of an allowance for possible investment losses. The Trust's allowance for possible investment losses was based upon management's estimate of the net realizable value of each investment, and to the extent this was less than the carrying value of an investment, an allowance for possible investment losses was established. The adoption of Statement No. 121 did not have any effect on the Trust's financial position or results of operations. However, the carrying values of certain real estate assets were written down against available reserves.

2.   REAL ESTATE INVESTMENTS

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions.

In June 1997, the Trust's Lakeside Center land investment was purchased by the Trust's lessee for $2,350,000. The Trust's investment in this property was $350,000, resulting in a gain to the Trust of $1,944,000 after closing costs.

During the quarter ended March 31, 1997, the Trust sold its land investment in the Chicago City Centre Holiday Inn to an unrelated third party for $20,577,000. The Trust's investment in this property was $2,000,000, resulting in a gain to the Trust of $18,577,000.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships in which the Trust is the general partner and other institutional investors are limited partners (the "Investment Partnerships"). Based upon generally accepted accounting principles, the Trust uses the equity method to account for its Investment Partnerships.

In June 1997, Telegraph Hill apartments, held in PCA Southwest Associates Limited Partnership, was sold for $13,750,000. The Trust realized a gain of $857,000 on the sale. With this sale, all investments made by Investment Partnerships have now been sold.

ASSETS HELD FOR SALE DIRECTLY BY THE TRust

Subsequent to the end of the quarter, the Trust sold Citibank Office Plaza - Schaumburg at its carrying value. At June 30, 1997, the Trust had three investments with a total carrying value of $61,614,000 classified as Assets Held for Sale directly by the Trust, Loehmann's Fashion Island, One Park West and Citibank Office Plaza - Schaumburg.

A Condensed Combined Summary of Income for the unconsolidated Investment Partnerships for the periods indicated follows:

     Investment Partnerships
     CONDENSED COMBINED STATEMENT OF INCOME

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                         -------------------------   -------------------------
                                                                1997          1996          1997          1996
                                                         -----------   -----------   -----------   -----------
REVENUES
Rents from Owned Properties                              $   859,000   $ 3,838,000   $ 1,882,000   $ 8,742,000
Structured Transactions
  Base income                                                   --         331,000          --         796,000
  Overage income                                                --          21,000          --          63,000
Other income                                                  26,000        49,000        49,000        88,000
                                                         -----------   -----------   -----------   -----------

                                                             885,000     4,239,000     1,931,000     9,689,000
                                                         -----------   -----------   -----------   -----------
EXPENSES
Owned Properties expenses                                    640,000     2,224,000     1,332,000     4,995,000
Depreciation                                                    --         204,000       114,000       468,000
Interest                                                      72,000       336,000       279,000       728,000
Other                                                         20,000       222,000        40,000       496,000
                                                         -----------   -----------   -----------   -----------

                                                             732,000     2,986,000     1,765,000     6,687,000
                                                         -----------   -----------   -----------   -----------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE
  INVESTMENTS                                                153,000     1,253,000       166,000     3,002,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments                  1,885,000     1,012,000     1,885,000       941,000
  Write-down of real estate investments                         --            --            --      (3,917,000)
                                                                                                   -----------

NET INCOME                                               $ 2,038,000   $ 2,265,000   $ 2,051,000   $    26,000
                                                         ===========   ===========   ===========   ===========

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE
 INVESTMENTS
  Trust's share of income before gain (loss) on
    real estate investments                              $    85,000   $   581,000   $    90,000   $ 1,414,000
  Limited partners share of income before
    gain (loss) on real estate investments                    68,000       672,000        76,000     1,588,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Trust's share of gain on sale of real
    estate investments                                       857,000       531,000       857,000       493,000
  Limited partners share of gain on sale of
    real estate investments                                1,028,000       481,000     1,028,000       448,000
  Trust's share of write-down of real estate
    investments (previously recorded by the Trust)              --            --            --      (1,965,000)
  Limited partners share of write-down of real
    estate investments                                          --            --            --      (1,952,000)
                                                                                                   -----------

NET INCOME                                               $ 2,038,000   $ 2,265,000   $ 2,051,000   $    26,000
                                                         ===========   ===========   ===========   ===========

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

At June 30, 1997, the Trust had nine investments remaining. Although no assurances can be given as to the time required to sell all of the Trust's investments or the amount of net proceeds that will be realized from the sale thereof, management estimated, on July 25, 1997, that the bulk of the Trust's remaining investments would be sold within a year and that the amount of distributions its shareholders would receive after July 1997 from the disposition of the Trust's investments would be between $6.80 and $7.30 per share (inclusive of the $1.15 per share special dividend payable on August 22). This resulted in an increase in management's estimate of total special dividends, including those previously paid and the special dividend to be paid on August 22, to between $12.75 and $13.25 per share from the approximately $12.00 per share previously estimated by the Trust. To date the Trust has paid $5.95 per share in special dividends (exclusive of the $1.15 per share declared on July 25 and payable on August 22). The foregoing statements are forward-looking statements and are estimates subject to a number of factors and other uncertainties, certain of which are described below. See "Special Note Regarding Forward-Looking Statements."

As a result of the disposition of investments and the payment of special dividends from proceeds of the sale of the Trust's investments, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds from Operations) have decreased and are expected to continue to decrease. Shareholders are urged to read the following discussion of Results of Operations with this fact in mind.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust's debt at June 30, 1997 was $36,469,000 versus $36,650,000 at December 31, 1996. The Trust's debt to equity ratio was .58x at June 30, 1997 and .60x at December 31, 1996. All of the Trust's debt consists of first mortgage debt on its Owned Properties. The Trust has a revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. At June 30, 1997 there were no outstanding borrowings under the line. The bank line was reduced from $10,000,000 to $5,000,000 during the quarter ended March 31, 1997.


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

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


As provided for in the Business Plan, the Trust is disposing of all of its assets. As a result, the Trust's funds from operations and net income are expected to decline as assets are sold and the net proceeds are distributed to shareholders. Funds from operations was calculated by the Trust as follows:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                    ----------------------    -----------------------
                                                       1997          1996        1997        1996
                                                    ----------   ---------    ---------    ----------

Income before Gain on Sale of Real Estate
  Investments and Extraordinary Item                $1,228,000   $1,256,000   $1,750,000   $1,561,000

Depreciation of Owned Properties held directly
  by the Trust                                         124,000      869,000    1,055,000    2,012,000

Trust's share of depreciation from unconsolidated
  Investment Partnerships                                 --         73,000       52,000      174,000
                                                    ----------   ----------   ----------   ----------

                                                    $1,352,000   $2,198,000   $2,857,000   $3,747,000
                                                    ==========   ==========   ==========   ==========


REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY DURING THE SIX MONTHS
ENDED JUNE 30, 1997

At June 30, 1997, the Trust's principal asset was its portfolio of real estate investments, which consisted of nine properties, comprised of three apartment complexes, three office buildings, two shopping centers and one hotel. Set forth below is a discussion of significant changes in the portfolio during the six months ended June 30, 1997.


APARTMENTS

Telegraph Hill apartments, located in Houston, Texas, and held in an Investment Partnership, was sold in June 1997. The Trust's share of the sales proceeds was $1,300,000 and the Trust realized a gain from the sale of $857,000 ($.09 per share). The Trust is currently in discussion with the lessees of Sandpiper Cove apartments, located in Boynton Beach, Florida, and Elm Creek apartments, located in Elmhurst, Illinois, regarding their repurchase of the Trust's investments. Though no formal agreement has been reached, sales of both investments are anticipated in the third quarter.


OFFICE BUILDINGS

Citibank Office Plaza - Schaumburg, located in Schaumburg, Illinois, was sold subsequent to the end of the second quarter at its book value. The Trust received sales proceeds of approximately $8,700,000. One Park West, located in Chevy Chase, Maryland, was originally offered for sale in the summer of 1996. At that time, the Trust was not satisfied with the prices offered by prospective purchasers and the offering was withdrawn. Subsequently, the Trust leased a significant amount of space that was becoming available. The property has been remarketed for sale and management is in contract negotiation with a prospective purchaser.


SHOPPING CENTERS

Loehmann's Fashion Island, located in Aventura, Florida, was reclassified to an Asset Held for Sale directly by the Trust at March 31, 1997. The Trust is currently negotiating with prospective purchasers.

The Trust's lessee of Lakeside Center located in Burbank, California, repurchased the Trust's $350,000 land investment in June 1997 for $2,350,000 and the Trust realized a gain on the sale of $1,944,000 ($.20 per share).

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


HOTELS

In January 1997, the Trust sold its land investment in City Centre Holiday Inn located in Chicago, Illinois, for $20,577,000. The Trust's investment in this project was $2,000,000 resulting in a gain to the Trust of $18,577.000.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 6% for the three months ended June 30, 1997, as compared to the same period in the prior year, due to decreased occupancy at One Park West, offset by a lease termination payment of $120,000 received from a former tenant at Citibank Office Plaza - Schaumburg. Rents from Owned Properties held directly by the Trust increased 1% for the six months ended June 30, 1997, as compared to the same period in the prior year, due to the receipt of a lease termination payment of $300,000 in the first quarter from a former tenant at Loehmann's Fashion Island and the termination payment noted above offset by the decreased occupancy noted above and the sale of Citibank Office Plaza - Oak Brook in January 1996. Rents from Owned Properties held directly by the Trust include rents from One Park West, Loehmann's Fashion Island and Citibank Office Plaza - Schaumburg (which was sold subsequent to the end of the quarter) which are classified as Assets Held for Sale directly by the Trust.

Base income from Structured Transactions held directly by the Trust decreased by 8% and 5%, respectively, and overage income decreased by 44% and 46%, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. These decreases were primarily due to the sale of the City Centre Holiday Inn investment in January 1997.

The Trust's share of income from unconsolidated Investment Partnerships decreased 85% and 94%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, primarily due to the dispositions of the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the St. Charles and Boardwalk investments in June 1996, the Canyon View II investment in August 1996, Plaza West Retail Center in October 1996 and Telegraph Hill in June 1997. In addition, the first mortgage investment in the Lisle Hilton Inn was repaid in June 1996.

Interest income decreased 77% and 29%, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. Interest income is earned on net proceeds received by the Trust from the sale of its investments and invested until they are distributed to shareholders in the form of special dividends. More sales proceeds were available for investment in the prior year than in the current year. Advisory fee income decreased 87% and 91%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, due to the sale of investments held by the Investment Partnerships noted above.


EXPENSES

Expenses on Owned Properties held directly by the Trust increased 12% and 4%, respectively, for the three and six months ended June 30, 1997 primarily due to the payment of $125,000 in settlement of litigation with a tenant at Loehmann's Fashion Island. Interest expense decreased 21% and 29%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures during the fiscal year ended July 31, 1996.

Depreciation expense decreased 86% and 48%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, due to the elimination of depreciation on Citibank Office Plaza - Schaumburg and Loehmann's Fashion Island in March 1997 and One Park West in July 1996 upon their reclassification to Assets Held for Sale directly by Trust, offset by the write-off of certain tenant improvements due to early lease terminations at Loehmann's Fashion Island. General and administrative expenses decreased 40% and 42%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, primarily due to the accrual of severance arrangements for certain of the Trust's employees in conjunction with the implementation of the Business Plan. Professional fees decreased by 66% and 43%, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in the prior year, primarily due to the reduced size of the investment portfolio.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the six months ended June 30, 1997 included a gain on sale of real estate investments of $21,378,000, comprised of $1,944,000 from the sale of Lakeside Center in June 1997, $857,000 from the sale of the Telegraph Hill apartments in June 1997 and $18,577,000 from the sale of City Centre Holiday Inn investment in January 1997. For the six months ended June 30, 1996, net income included a gain on sale of real estate investments of $2,283,000, comprised of $443,000 from the sale of College Hills 8 in April 1996, $1,320,000 from the sale of the land underlying Bluffs II in May 1996, $50,000 from the sale of the St. Charles and Boardwalk apartments in June 1996 and $470,000 from the sale of Citibank Office Plaza - Oak Brook in January 1996.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the six months ended June 30, 1996, reflected an extraordinary loss from extinguishment of debt of $287,000 related to the write-off of original issuance costs when the Trust redeemed its Convertible Subordinated Debentures.


DIVIDENDS

For the three months ended June 30, 1997, the Trustees declared a regular quarterly dividend of $.06 per share and a special dividend of $1.15 per share, each payable August 22, 1997 to shareholders of record on August 11, 1997. Due to the magnitude of the dividends declared in relation to the Trust's stock price at that time, the American Stock Exchange has determined that the Trust's shares will trade ex-dividend on August 25, 1997. The Trust has been paying regular dividends approximately 55 days following the end of each fiscal quarter.


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


NONE

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             PROPERTY CAPITAL TRUST
                             ----------------------
                                  REGISTRANT




                              /S/ ROBIN W. DEVEREUX
                              ---------------------
                              Robin W. Devereux
                              Vice President and Chief Financial Officer
Date: August 14, 1997