Form 10-Q
period 1997-09-30
PROPERTY CAPITAL TRUST
filed 1997-11-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q


(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                               -----     -----

NUMBER OF SHARES OF COMMON SHARES OUTSTANDING
AS OF NOVEMBER 7, 1997:                                          9,584,220
                                                                 ---------

                             PROPERTY CAPITAL TRUST




                                      INDEX


                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
                                                                    ------
     Consolidated Balance Sheet - September 30, 1997
       and December 31, 1996 (unaudited)                               2

     Consolidated Statement of Operations
       Three and Nine Months Ended September 30, 1997
       and 1996 (unaudited)                                            3

     Consolidated Statement of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996
       (unaudited)                                                     4

     Consolidated Statement of Shareholders' Equity -
       Nine Months Ended September 30, 1997 and 1996
       (unaudited)                                                     5

     Notes to Consolidated Financial Statements
       (unaudited)                                                 6 - 8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                        9 - 13

PART II.  OTHER INFORMATION

     None

PART I. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1997             1996
--------------------------------------------------------------------------------

ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
    (net of accumulated depreciation of
    $2,717,000 and $7,846,000, respectively)         9,858,000    $  52,001,000
  Structured Transactions held directly by
    the Trust                                        5,016,000       28,195,000
  Investment Partnerships                              981,000        1,528,000
                                                 -------------    -------------

                                                    15,855,000       81,724,000
Assets Held for Sale directly by the Trust          53,898,000       16,984,000
                                                 -------------    -------------

                                                    69,753,000       98,708,000

Cash and cash equivalents                           26,679,000        1,648,000
Interest and rents receivable
  Owned Properties held directly by the Trust          968,000        1,611,000
  Structured Transactions held directly by
    the Trust                                           35,000          147,000
Other assets                                         1,839,000        1,180,000
                                                 -------------    -------------

                                                 $  99,274,000    $ 103,294,000
                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses          $   5,741,000    $   5,024,000
  Accrued interest                                     346,000          248,000
  Mortgage notes payable                            36,420,000       36,650,000
                                                 -------------    -------------

                                                    42,507,000       41,922,000
                                                 -------------    -------------
Shareholders' Equity
  Common Shares (without par value, unlimited
    shares authorized, 9,584,220 and 9,400,860
    issued and 9,394,274 and 9,206,933
    outstanding, respectively)                     108,568,000      108,053,000
  Accumulated deficit                              (50,465,000)     (45,319,000)
                                                 -------------    -------------

                                                    58,103,000       62,734,000
  Less cost of Treasury Shares                      (1,336,000)      (1,362,000)
                                                 -------------    -------------

  Total Shareholders' Equity                        56,767,000       61,372,000
                                                 -------------    -------------

                                                 $  99,274,000    $ 103,294,000
                                                 =============    =============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------------   -------------------------
                                                              1997            1996             1997          1996
---------------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust    $  2,678,000   $  3,012,000    $  8,742,000   $  8,998,000
Structured Transactions held directly by the Trust
  Base income                                                  583,000        662,000       1,817,000      1,961,000
  Overage income                                               322,000        886,000         995,000      2,130,000
Income from unconsolidated Investment Partnerships              45,000        161,000         135,000      1,575,000
                                                          ------------   ------------    ------------   ------------

                                                             3,628,000      4,721,000      11,689,000     14,664,000

Interest income                                                108,000         73,000         304,000        348,000
Advisory fee income                                              2,000         33,000          18,000        218,000
                                                          ------------   ------------    ------------   ------------

                                                             3,738,000      4,827,000      12,011,000     15,230,000
                                                          ------------   ------------    ------------   ------------

EXPENSES
Expenses on Owned Properties held directly by the Trust      1,126,000      1,270,000       3,931,000      3,965,000
Interest                                                       723,000        777,000       2,180,000      2,833,000
General and administrative expenses                            642,000      1,026,000       1,691,000      2,842,000
Depreciation                                                   125,000        948,000       1,180,000      2,960,000
Professional fees                                               36,000        105,000         146,000        299,000
Trustees' fees and expenses                                     24,000         34,000          71,000        103,000
Write-down of real estate investment                              --        3,000,000            --        3,000,000
                                                          ------------   ------------    ------------   ------------

                                                             2,676,000      7,160,000       9,199,000     16,002,000
                                                          ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                         1,062,000     (2,333,000)      2,812,000       (772,000)
GAIN ON SALE OF REAL ESTATE INVESTMENTS                      4,750,000        832,000      26,128,000      3,115,000
                                                          ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      5,812,000     (1,501,000)     28,940,000      2,343,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                    --             --              --         (287,000)
                                                          ------------   ------------    ------------   ------------

NET INCOME (LOSS)                                         $  5,812,000   ($ 1,501,000)   $ 28,940,000   $  2,056,000
                                                          ============   ============    ============   ============

NET INCOME (LOSS) PER SHARE
INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE
  INVESTMENTS AND EXTRAORDINARY ITEM                      $       0.11   ($      0.25)   $       0.30   ($      0.08)
GAIN ON SALE OF REAL ESTATE INVESTMENTS                           0.50           0.09            2.73           0.34
                                                          ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           0.61          (0.16)           3.03           0.26
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                    --             --              --            (0.03)
                                                          ------------   ------------    ------------   ------------

NET INCOME (LOSS) PER SHARE                               $       0.61   ($      0.16)   $       3.03   $       0.23
                                                          ============   ============    ============   ============

AVERAGE SHARES OUTSTANDING                                   9,584,000      9,298,000       9,561,000      9,170,000
                                                          ============   ============    ============   ============

                                                     See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 ------------------------------
                                                                     1997               1996
-----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net Income                                                       $ 28,940,000      $  2,056,000
Adjustments to Net Income
  Gain on sale of real estate investments                         (26,128,000)       (3,115,000)
  Extraordinary loss from extinguishment of debt                         --             287,000
  Depreciation and amortization                                     1,320,000         3,095,000
  Write-down of real estate investment                                   --           3,000,000
  Income from unconsolidated Investment Partnerships                 (135,000)       (1,575,000)
  Distributions of income from Investment Partnerships                 24,000         1,575,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                         755,000           303,000
    Increase in other assets, net                                    (799,000)         (592,000)
    Increase in accounts payable and accrued
      expenses and accrued interest                                   841,000         1,763,000
                                                                 ------------      ------------

Net Cash Provided by Operating Activities                           4,818,000         6,797,000
                                                                 ------------      ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Dispositions                                                      8,865,000        10,828,000
  Additions                                                        (3,116,000)         (764,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                          46,750,000         2,154,000
  Additions                                                              --            (600,000)
Investment Partnerships
  Distributions in excess of income                                 1,515,000        32,893,000
                                                                 ------------      ------------

Net Cash Provided by Investing Activities                          54,014,000        44,511,000
                                                                 ------------      ------------

FINANCING ACTIVITIES
Cash dividends paid                                               (34,086,000)      (28,725,000)
Scheduled amortization of mortgage notes payable                     (230,000)         (217,000)
Proceeds from exercise of stock options                               515,000           226,000
Prepayment of mortgage notes payable                                     --          (3,000,000)
Redemption/repurchase of Convertible Subordinated Debentures             --         (19,645,000)
                                                                 ------------      ------------

Net Cash Used in Financing Activities                             (33,801,000)      (51,361,000)
                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               25,031,000           (53,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,648,000         5,570,000
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 26,679,000      $  5,517,000
                                                                 ============      ============

                                                     See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 --------------------------------
                                                                     1997                 1996
-------------------------------------------------------------------------------------------------

COMMON SHARES
Balance at beginning of period                                    $ 108,053,000      $ 106,201,000
Stock options exercised                                                 515,000            226,000
Common Shares issued in payment of deferred
  Trustees' compensation                                                   --            1,378,000
Conversion of Convertible Subordinated Debentures                          --               26,000
                                                                  -------------      -------------

Balance at end of period                                            108,568,000        107,831,000
                                                                  -------------      -------------

ACCUMULATED DEFICIT
Balance at beginning of period                                      (45,319,000)        (9,497,000)
Net income                                                           28,940,000          2,056,000
Cash dividends paid                                                 (34,086,000)       (28,725,000)
                                                                  -------------      -------------

Balance at end of period                                            (50,465,000)       (36,166,000)
                                                                  -------------      -------------

TREASURY SHARES
Balance at beginning of period                                       (1,362,000)              --
Distribution to Trustees of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (3,981 Treasury Shares)              26,000               --
Purchase of Treasury Shares included in Rabbi Trust for
  the benefit of Trustees (189,601 Treasury Shares)                        --           (1,300,000)
                                                                  -------------      -------------

Balance at end of period                                             (1,336,000)        (1,300,000)
                                                                  -------------      -------------

TOTAL SHAREHOLDERS' EQUITY                                        $  56,767,000      $  70,365,000
                                                                  =============      =============



NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                           9,400,860          9,055,795
Stock options exercised                                                 183,360            114,540
Common Shares issued in payment of deferred
  Trustees' compensation                                                   --              202,590
Conversion of Convertible Subordinated Debentures                          --                1,198
                                                                  -------------      -------------

Common Shares Issued at End of Period                                 9,584,220          9,374,123
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

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of September 30, 1997 and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996.

Operating results for the nine months ended September 30, 1997 are not indicative of the results that may be expected for the remainder of calendar 1997. The information contained in these financial statements should be read in conjunction with the Trust's 1996 Annual Report on Form 10-K filed with the SEC on October 30, 1996, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on November 4, 1996.

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

2.   REAL ESTATE INVESTMENTS

ASSETS HELD FOR SALE DIRECTLY BY THE TRust

In March 1997, Loehmann's Fashion Island and Citibank Office Plaza - Schaumburg, previously classified as Owned Properties held directly by the Trust, were reclassified to Assets Held for Sale directly by the Trust.

In July 1997, the Trust sold Citibank Office Plaza - Schaumburg to an unrelated third party for $9,640,000, resulting in no gain or loss to the Trust. Previously, during the transition period ended December 31, 1996, the Trust allocated $936,000 from its former allowance for possible investment losses to this investment.

At September 30, 1997, the Trust had two investments, with a total carrying value of $53,898,000, classified as Assets Held for Sale directly by the Trust, Loehmann's Fashion Island and One Park West.

Subsequent to the end of the quarter, the Trust sold the One Park West office building to an unrelated third party for $20,685,000, resulting in a gain to the Trust of approximately $1,334,000 after closing costs. In March 1993, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in One Park West, subject to a first mortgage loan of $10,227,000. Upon acquisition the Trust utilized a portion of its previously established allowance for possible investment losses to write down this investment by $6,000,000. At July 31, 1996, the Trust reclassified One Park West to an Asset Held for Sale directly by the Trust and again wrote down its investment in this property by $1,519,000. This loss was charged against the Trust's previously established allowance for possible investment losses.

Also subsequent to the end of the quarter, an affiliate of the Trust entered into a contract to sell Loehmann's Fashion Island for approximately $37,200,000. The closing is expected to occur in early December.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

Investments in land leasebacks and/or mortgage loans are classified as Structured Transactions.

At December 31, 1996, the Trust's most significant relationship with any single third-party owner of real estate was with the National Corporation for Housing Partnerships ("NHP") which, through affiliates, was the lessee/mortgagor in two of the Trust's apartment investments. The Trust's investments with NHP consisted of a $5,400,000 land leaseback in Sandpiper Cove Apartments and investments totaling $9,770,000 in Elm Creek Apartments (a $2,230,000 land leaseback and a $7,540,000 leasehold mortgage loan). In September 1997, the Trust sold these investments to NHP for $20,000,000, resulting in a gain to the Trust of $4,750,000 after closing costs.

During the quarter ended March 31, 1997, the Trust sold its land investment in the Chicago City Centre Holiday Inn to an unrelated third party for $20,577,000. The Trust's investment in this property was $2,000,000, resulting in a gain to the Trust of $18,577,000.

During the quarter ended June 30, 1997, the Trust's Lakeside Center land investment was purchased by the Trust's lessee for $2,350,000. The Trust's investment in this property was $350,000, resulting in a gain to the Trust of $1,944,000 after closing costs.

In September 1997, the Trust sold its land and mortgage investments in Roseburg Valley Mall to its lessee/mortgagor for $3,950,000, resulting in no gain or loss to the Trust.

Subsequent to the end of the quarter, the Trust's $400,000 land investment in Northbrook Apartments, located in San Bernardino, California, was sold to the Trust's lessee for $750,000.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments have been made through partnerships in which the Trust is the general partner and other institutional investors are limited partners (the "Investment Partnerships"). Based upon generally accepted accounting principles, the Trust uses the equity method to account for its Investment Partnerships.

In June 1997, Telegraph Hill Apartments, the last real estate investment owned by PCA Southwest Associates Limited Partnership, was sold for $13,750,000. The Trust realized a gain of $857,000 on the sale.

In September 1997, the Trust received a final distribution from PCA Canyon View Associates Limited Partnership. At September 30, 1997, two remaining Investment Partnerships, Property Capital Midwest Associates, L.P. and PCA Southwest Associates Limited Partnership continued in existence, holding as their sole assets cash reserves to meet possible contingent claims.

A Condensed Combined Summary of Income for the unconsolidated Investment Partnerships for the periods indicated follows:

     Investment Partnerships
     CONDENSED COMBINED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                       -----------------------------      ------------------------------
                                                            1997             1996             1997             1996
------------------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties                            $     15,000     $  2,371,000      $  1,897,000     $ 11,113,000
Structured Transactions
  Base income                                                  --               --                --            796,000
  Overage income                                               --               --                --             63,000
Other income                                                 81,000           40,000           130,000          128,000
                                                       ------------     ------------      ------------     ------------

                                                             96,000        2,411,000         2,027,000       12,100,000
                                                       ------------     ------------      ------------     ------------
EXPENSES
Owned Properties expenses                                      --          1,557,000         1,332,000        6,552,000
Depreciation                                                   --            145,000           114,000          613,000
Interest                                                       --            281,000           279,000        1,009,000
Other                                                         1,000           74,000            41,000          570,000
                                                       ------------     ------------      ------------     ------------

                                                              1,000        2,057,000         1,766,000        8,744,000
                                                       ------------     ------------      ------------     ------------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE
  INVESTMENTS                                                95,000          354,000           261,000        3,356,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments                      --          3,496,000         1,885,000        4,437,000
  Write-down of real estate investments                        --         (1,178,000)             --         (5,095,000)
                                                                        ------------      ------------     ------------

NET INCOME                                             $     95,000     $  2,672,000      $  2,146,000     $  2,698,000
                                                       ============     ============      ============     ============

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE
  INVESTMENTS Trust's share of income before gain
  (loss) on
    real estate investments                            $     45,000     $    161,000      $    135,000     $  1,575,000
  Limited partners share of income before
    gain (loss) on real estate investments                   50,000          193,000           126,000        1,781,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Trust's share of gain on sale of real
    estate investments                                         --            832,000           857,000        1,325,000
  Limited partners share of gain on sale of
    real estate investments                                    --          2,664,000         1,028,000        3,112,000
  Trust's share of write-down of real estate
    investments (previously recorded by the Trust)             --           (576,000)             --         (2,541,000)
  Limited partners share of write-down of real
    estate investments                                         --           (602,000)             --         (2,554,000)
                                                                        ------------      ------------     ------------

NET INCOME                                             $     95,000     $  2,672,000      $  2,146,000     $  2,698,000
                                                       ============     ============      ============     ============

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS PLAN
-------------

The Trust currently operates under a business plan (the "Business Plan") which provides for the orderly disposition of all of the Trust's investments on a property-by-property basis. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net proceeds from the sales of its properties to retire debt, make distributions to the Trust's shareholders and to satisfy the Trust's cash needs. The Trust intends to utilize future net sales proceeds to make distributions to its shareholders and to satisfy its cash needs.

At September 30, 1997, the Trust had five investments remaining. Since that date, two investments have been sold and one is under contract to be sold. Although no assurances can be given as to the time required to sell the Trust's remaining investments or the amount of net proceeds that will be realized from such sales, management believes that its July 25, 1997 estimate of aggregate distributions to shareholders of sale proceeds from the inception of the Business Plan of between $12.75 and $13.25 continues to be accurate. Management believes that at least $12.75 per share will have been distributed to shareholders by the end of 1998 and that when reserves established to meet contingent liabilities are distributed some time after 1998, the total distributions from the proceeds of sale will exceed $13.00 per share. To date the Trust has declared $9.60 per share in special dividends (inclusive of the $2.50 per share declared on October 24 and payable on November 24). The foregoing statements are forward-looking statements and are estimates subject to a number of factors and other uncertainties, certain of which are described below. See "Special Note Regarding Forward-Looking Statements."

As a result of the disposition of investments and the payment of special dividends from proceeds of the sales of the Trust's investments, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds from Operations) have decreased and are expected to continue to decrease. Shareholders are urged to read the following discussion with this in mind.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The Trust's debt at September 30, 1997 was $36,420,000 versus $36,650,000 at December 31, 1996. The Trust's debt to equity ratio was .64x at September 30, 1997 and .60x at December 31, 1996. All of the Trust's debt consists of first mortgage debt on its Owned Properties. The Trust has a revolving bank line which the Trust believes is adequate to meet its working capital requirements for the foreseeable future. The bank line was reduced from $10,000,000 to $5,000,000 during the quarter ended March 31, 1997. At September 30, 1997, there were no outstanding borrowings under the bank line.


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

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As provided for in the Business Plan, the Trust is disposing of all of its assets. As a result, the Trust's funds from operations are expected to decline as assets are sold and the net proceeds are distributed to shareholders. Funds from operations were calculated by the Trust as follows:


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------     ----------------------------
                                                          1997            1996            1997             1996
-------------------------------------------------------------------------------------------------------------------

Income (Loss) before Gain on Sale of Real Estate
  Investments and Extraordinary Item                  $ 1,062,000     ($2,333,000)     $ 2,812,000     ($  772,000)

Depreciation of Owned Properties held directly
  by the Trust                                            125,000         948,000        1,180,000       2,960,000

Trust's share of depreciation from unconsolidated
  Investment Partnerships                                    --            60,000           52,000         234,000

Nonrecurring item                                            --         3,000,000             --         3,000,000
                                                      -----------     -----------      -----------     -----------

                                                      $ 1,187,000     $ 1,675,000      $ 4,044,000     $ 5,422,000
                                                      ===========     ===========      ===========     ===========



REVIEW OF SIGNIFICANT REAL ESTATE ACTIVITY DURING THE NINE MONTHS ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

At September 30, 1997, the Trust's principal asset was its portfolio of real estate investments, which consisted of five properties, comprised of one apartment complex, two office buildings, one shopping center and one hotel. Set forth below is a discussion of significant changes in the portfolio during the nine months ended September 30, 1997.


APARTMENTS

The Trust's $5,400,000 investment in the Sandpiper Cove Apartments, located in Boynton Beach, Florida, and its $9,770,000 investment in the Elm Creek Apartments, located in Elmhurst, Illinois, were repurchased by an affiliate of the Trust's lessees in September 1997 for $20,000,000. The Trust realized a gain on the sale of these investments of $4,750,000 ($.50 per share). Subsequent to the end of the quarter, the Trust's $400,000 investment in the Northbrook Apartments, located in San Bernardino, California, was repurchased by its lessee for $750,000. The Trust realized a gain on the sale of this investment of $350,000 ($.04 per share).

Telegraph Hill Apartments, located in Houston, Texas, which was held in an Investment Partnership, was sold in June 1997. The Trust's share of the sales proceeds was $1,300,000 and the Trust realized a gain from the sale of this investment of $857,000 ($.09 per share).


OFFICE BUILDINGS

Citibank Office Plaza - Schaumburg, located in Schaumburg, Illinois, was sold in July 1997 at its book value. The Trust received sales proceeds of approximately $8,700,000. Subsequent to the end of the quarter, One Park West, located in Chevy Chase, Maryland, was sold for $20,685,000. The Trust realized a gain from the sale of this investment of approximately $1,334,000 ($.14 per share) and net sales proceeds of $10,900,000, after closing expenses and adjustments and repayment of its first mortgage.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


SHOPPING CENTERS

Loehmann's Fashion Island, located in Aventura, Florida, was reclassified to an Asset Held for Sale directly by the Trust at March 31, 1997. The property is currently under contract for sale for approximately $37,200,000 and a closing is anticipated in early December.

The Trust's lessee/mortgagor of Roseburg Valley Mall, located in Roseburg, Oregon, repurchased the Trust's $3,950,000 investment in September 1997 at book value, resulting in no gain or loss.

The Trust's lessee of Lakeside Center located in Burbank, California, repurchased the Trust's $350,000 land investment in June 1997 for $2,350,000. The Trust realized a gain from the sale of this investment of $1,944,000 ($.20 per share).


HOTELS

In January 1997, the Trust sold its land investment in City Centre Holiday Inn located in Chicago, Illinois, for $20,577,000. The Trust's investment in this project was $2,000,000 resulting in a gain to the Trust of $18,577,000.



RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------
VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------------------------

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 11% for the three months ended September 30, 1997, as compared to the same period in the prior year, primarily due to the sale of Citibank Office Plaza -Schaumburg in July 1997 and decreased revenues from One Park West. Rents from Owned Properties held directly by the Trust decreased 3% for the nine months ended September 30, 1997, as compared to the same period in the prior year, due to the sale of Citibank Office Plaza - Schaumburg, the sale of Citibank Office Plaza - Oak Brook in January 1996 and the decreased revenues from One ParkWest offset by the receipt of lease termination payments totaling $420,000 in the first half of the year from former tenants of Loehmann's Fashion Island and Citibank Office Plaza - Schaumburg. Rents from Owned Properties held directly by the Trust included rents from Loehmann's Fashion Island, One Park West (which was sold in October 1997) and Citibank Office Plaza - Schaumburg (which was sold in July 1997) which are classified as Assets Held for Sale directly by the Trust.

Base income from Structured Transactions held directly by the Trust decreased by 12% and 7%, respectively, and overage income decreased by 64% and 53%, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. These decreases were primarily due to the sale of the City Centre Holiday Inn investment in January 1997 and Lakeside Center in June 1997.

The Trust's share of income from unconsolidated Investment Partnerships decreased 72% and 91%, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, primarily due to the dispositions of the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the St. Charles and Boardwalk investments in June 1996, the Canyon View II investment in August 1996, Plaza West Retail Center in October 1996 and Telegraph Hill in June 1997. In addition, the first mortgage investment in the Lisle Hilton Inn was repaid in June 1996.

Interest income increased 48% for the three months ended September 30, 1997 as compared to the same period in the prior year, and decreased 13% for the nine months ended September 30, 1997 as compared to the same period in the prior year. Interest income is earned on net proceeds received by the Trust from the sale of its investments, which proceeds are invested until they are distributed to shareholders in the form of special dividends. Advisory fee income decreased 94% and 92%, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, due to the sale of investments held by the Investment Partnerships noted above.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 11% and 1%, respectively, for the three and nine months ended September 30, 1997 primarily due to the sale of Citibank Office Plaza - Schaumburg in July 1997. The decrease for the nine months ended September 30, 1997 was partially offset by a payment by the Trust of $125,000 in settlement of litigation with a tenant at Loehmann's Fashion Island. Interest expense decreased 7% and 23% for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year. For the three month period ended September 30, 1997 the decrease was primarily due to a reduction in the interest rate on the Loehmann's Fashion Island first mortgage. The decrease for the nine months ended September 30, 1997 was primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures prior to June 1996 and a $3,000,000 amortization payment made on the Loehmann's Fashion Island first mortgage in June 1996.

Depreciation expense decreased 87% and 60%, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, due to the elimination of depreciation on Citibank Office Plaza - Schaumburg and Loehmann's Fashion Island in March 1997 and One Park West in July 1996 upon their reclassification to Assets Held for Sale directly by Trust, partially offset by the write-off of certain tenant improvements due to early lease terminations at Loehmann's Fashion Island. General and administrative expenses decreased 37% and 40%, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, primarily due to the accrual of severance arrangements in the prior periods for certain of the Trust's employees in conjunction with the implementation of the Business Plan. Professional fees decreased by 66% and 51%, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, primarily due to the reduced size of the investment portfolio.


GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the nine months ended September 30, 1997 included a gain on sale of real estate investments of $26,128,000, comprised of $4,750,000 from the sale of Elm Creek and Sandpiper Cove Apartments in September 1997, $1,944,000 from the sale of Lakeside Center in June 1997, $857,000 from the sale of the Telegraph Hill Apartments in June 1997 and $18,577,000 from the sale of City Centre Holiday Inn investment in January 1997. For the nine months ended September 30, 1996, net income included a gain on sale of real estate investments of $3,115,000, comprised of $832,000 from the sale of Canyon View II Apartments in August 1996, $443,000 from the sale of College Hills 8 in April 1996, $1,320,000 from the sale of the land underlying Bluffs II in May 1996, $50,000 from the sale of the St. Charles and Boardwalk Apartments in June 1996 and $470,000 from the sale of Citibank Office Plaza - Oak Brook in January 1996.


EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the nine months ended September 30, 1996 reflected an extraordinary loss from extinguishment of debt of $287,000 related to the write-off of original issuance costs when the Trust redeemed its Convertible Subordinated Debentures.


DIVIDENDS

For the three months ended September 30, 1997, the Trustees declared a regular quarterly dividend of $.06 per share and a special dividend of $2.50 per share, each payable on November 24, 1997 to shareholders of record on November 13, 1997. Due to the magnitude of the dividends declared in relation to the Trust's stock price at that time, the American Stock Exchange has determined that the Trust's shares will trade ex-dividend on November 25, 1997. As a result of the success of the Trust in implementing its Business Plan, at the date of this report the Trust has disposed of all but three of its investments, and one of the three is under contract to be sold. These dispositions have caused the Trust's revenues to decline significantly. Consequently, management does not anticipate that the Trust will declare any regular quarterly dividends from operations in the future. The Trust will, of course, continue to declare special dividends as its remaining assets are sold.

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

Date: November 13, 1997