Form 10-K
period 1997-12-31
PROPERTY CAPITAL TRUST
filed 1998-03-31
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31,1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                           Commission File No. 1-7003

                             PROPERTY CAPITAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

  MASSACHUSETTS                                                 04-2452367
  -------------                                                 ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

101 FEDERAL STREET, 4TH FLOOR
 BOSTON, MASSACHUSETTS                                         02110-1817
 ---------------------                                         ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 737-0100

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of exchange
Title of each Class                                on which registered
-------------------                                -------------------

COMMON SHARES, WITHOUT PAR VALUE                  AMERICAN STOCK EXCHANGE
RIGHTS TO PURCHASE COMMON SHARES                  AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ].

As of March 9, 1998, the aggregate market value of Common Shares held by non-affiliates of the registrant was approximately $6,589,000.

As of March 9, 1998, there were 9,584,220 Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Information Statement to be filed are incorporated by reference into Part III as set forth herein.

PART I


ITEM 1.  BUSINESS
-------  --------

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

The Trust has been operating under a business plan (the "Business Plan") which provides for the orderly disposition of the Trust's investments. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net sales proceeds from the sale of its properties to pay its indebtedness, make distributions to shareholders and satisfy its cash needs.

The progress made by the Trust in implementing the Business Plan has been more rapid than initially anticipated, and at December 31, 1997 the Trust had two real estate investments remaining. Immediately prior to the implementation of the Business Plan, the Trust had 27 investments. The proceeds from the sale of the Trust's investments and approximately $5,000,000 in cash received by the Trust from sales made at the end of fiscal 1995, were used to retire all of the Trust's 10% and 9 3/4% Convertible Subordinated Debentures ($31,671,000 principal amount), and to pay special dividends aggregating $12.50 per share ($118,610,000). In January 1998, the Trust disposed of one of its real estate investments and paid an additional special dividend of $.35 per share ($3,354,000).

No properties have been, and it is not expected that the remaining property will be, sold to persons deemed to be affiliates of the Trust. Each offer to purchase Trust assets must be acted upon by the Board of Trustees, which Board is currently comprised of six Trustees, five of whom are unaffiliated with the Trust.

As a result of the substantial completion of the Business Plan and in order to minimize administrative expenses, the Trustees approved, in February 1998, a plan to dissolve the Trust on or about June 30, 1998 and transfer its assets, subject to the Trust's liabilities, to a liquidating trust. The purpose of the liquidating trust will be to dispose of the Trust's one remaining real estate investment, Cincinnati Marriott Inn (if it has not previously been sold), and to hold reserves of approximately $2,000,000 plus $600,000 to meet the projected aggregate operating deficit of such liquidating trust. The reserves are expected to be held for a period of up to three years to meet known and contingent liabilities of the Trust.

Although no assurances can be given as to when the Trust's remaining investment will be sold or the amount of net proceeds that will be realized from the sale thereof, on February 11, 1998, management estimated that the sale would occur by the end of June 1998 and that the amount of future distributions its shareholders would receive from the disposition of the Trust's investments would be between approximately $.70 and $.85 per share. When added to the $12.85 per share of disposition proceeds distributed to date, this would result in total distributions of between $13.55 and $13.70 per share, as contrasted with the estimate of approximately $10.00 per share set forth in the Trust's 1995 Proxy Statement and the estimate of approximately $12.00 per share made in January 1997. Distributions to shareholders will be made at such times and upon such terms as determined by the Trustees. Following the sale of the Cincinnati Marriott Inn investment, satisfaction by the Trust of all of its known liabilities and obligations, and establishment of the $2,600,000 reserve and fund for anticipated deficits, the Trust anticipates that it will distribute to its shareholders the balance of the available sale proceeds. This is currently estimated to be between $.50 and $.65 per share. It is anticipated that a final distribution of $.20 per share will be made within three years after formation of the liquidating trust. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note regarding Forward-Looking Statements."

The American Stock Exchange (the "ASE") has advised the Trust that because it has substantially completed the disposition of its real estate in accordance with its Business Plan, it has fallen below the ASE's guidelines for continued listing. As a consequence, the ASE intends to halt trading the Trust's Common Shares twenty days after the sale of the Trust's Cincinnati Marriott Inn investment, which sale is not anticipated prior to May 1998. At such time, management intends to seek market makers to trade the Trust's Common Shares over-the-counter.

Upon the dissolution of the Trust and the transfer of the Trust's net assets into the liquidating trust, the legal formalities of terminating the Trust will be completed in accordance with the terms of the Declaration of Trust and with Massachusetts law. Shareholders of the Trust, at the time of its dissolution, will become holders of beneficial interests in the liquidating trust. These beneficial interests will not be transferable except by operation of law. The transfer of assets into the liquidating trust is a taxable event to the beneficial owners with the same consequences as if all assets were sold. Further information will be provided on the liquidating trust in the form of an information statement to be distributed to shareholders prior to the dissolution of Property Capital Trust.

REAL ESTATE INVESTMENTS

At December 31, 1997, the portfolio of real estate investments included two Assets Held for Sale directly by the Trust, Park Place, an office building which was previously classified as an Owned Property held directly by the Trust, and an investment in the Cincinnati Marriott Inn, a hotel which was previously classified as a Structured Transaction held directly by the Trust. In January 1998 Park Place was sold.

The Trust's investments were originally either made directly (including through wholly owned subsidiaries) or through limited partnerships (classified as and referred to herein as "Investment Partnerships") in which the Trust or its subsidiary was general partner and other institutional investors were limited partners. The Trust's investment in the two remaining assets at December 31, 1997 were made directly by the Trust.

Investments in land leasebacks and/or mortgage loans were classified as Structured Transactions. Investments representing ownership of improved income producing properties were classified as Owned Properties. Owned Properties involved operation and management responsibility with propert management delegated to independent contractors. For financial reporting purposes, in prior years the Trust categorized its investments into four groups, Owned Properties held directly by the Trust (which included investments held by wholly owned subsidiaries), Structured Transactions held directly by the Trust, Assets Held for Sale directly by the Trust (which currently consists of the Cincinnati Marriott Inn and at December 31, 1997, Park Place) and interests in Investment Partnerships.

For a description of the Trust's individual investments and developments relating to such investments during the year, see Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust, Schedule III and
Schedule IV.

COMPETITION, REGULATION AND OTHER FACTORS

The Trust is currently attempting to sell its one remaining real estate investment, the land underlying the Cincinnati Marriott Inn, and subordinate leasehold mortgages thereon, in conjunction with the sale of the entire hotel by the Trust's lessee. While the Trust's investment in this property requires fixed monthly payments of rent and interest to the Trust, the operations of the hotel itself is seasonal in nature. Also, this investment is located in a market in which it faces significant competition for the revenue it generates and which has a substantial supply of available rooms, resulting in significant competition on the basis of price and amenities. This investment also competes with other properties that are being offered for sale. The market for this investment is competitive and the interest of potential buyers can be impacted by various factors including property performance, physical condition, neighborhood characteristics and trends, interest rates, price and general economic conditions. In addition to the factors noted above, the sale is also dependent on the willingness of the lessee to consummate such a transaction.

TENANTS

At December 31, 1997, spaces in Park Place were leased to 12 office tenants. The lease terms ranged from one to seven years.

PROPERTY MANAGEMENT

At December 31, 1997, Park Place was managed by a professional property management firm that was independent of the Trust and reported directly to the Trust's management. The property management fee was 5% of annual gross receipts from the operation of the property and the property management agreement was terminable upon 30 days' notice or upon sale of the property.

INSURANCE

Park Place had general liability coverage with limits of $51,000,000 per occurrence and $64,000,000 in the aggregate. This coverage protected the Trust against liability claims as well as the costs of defense. Property insurance on Park Place was maintained on a replacement value basis covering the cost of direct physical damage subject to a limit of $9,500,000. In addition there was coverage for loss of rental income up to $1,620,000. Separate flood and earthquake insurance was also provided with an annual aggregate limit of $10,000,000 for each peril, with a $1,000,000 per occurrence deductible (for flood coverage only). Liability and property insurance for the Cincinnati Marriott Inn investments are carried by the Trust's lessee/mortgagor.

GOVERNMENT REGULATIONS

Under various Federal, state, and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released on, under or in its property. The costs of such removal or remediation can be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. Management is not aware of any material violation of applicable environmental requirements with respect to the Cincinnati Marriott Inn or its former investments, nor does it contemplate having to make any material expenditures in order to comply with any current environmental laws or regulations.

BORROWINGS

At December 31, 1997, the Trust had debt outstanding as follows:

                                          Principal
                                          Amount       Interest Rate   Maturity
--------------------------------------------------------------------------------

Mortgage Note Payable - Park Place        $8,345,000       5.65%       May 2008

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the Notes to Consolidated Financial Statements of the Trust.


ITEM 2.  PROPERTIES
-------  ----------

The Trust's Real Estate Investments (net of accumulated depreciation) consist of the following:

                                                                   December 31,                              July 31,
                                                                   ------------                              --------
                                                                       1997                       1996                    1995
------------------------------------------------------------------------------------------------------------------------------------
Owned Properties held directly by the Trust                      $          -               $  56,810,000           $  83,985,000
Structured Transactions held directly by the Trust
   Land leasebacks                                                          -                  14,180,000              17,140,000
   Mortgage loans                                                           -                  14,020,000              15,431,000
Investment Partnerships                                                     -                   9,600,000              48,299,000
                                                                 ------------               --------------          --------------
                                                                            -                  94,610,000             164,855,000
Allowance for possible investment losses                                    -                  (4,636,000)            (14,077,000)
                                                                 ------------               --------------          --------------
                                                                            -                  89,974,000             150,778,000
Assets Held for Sale directly by the Trust                         15,077,000                  16,938,000              10,185,000
                                                                 ------------               --------------          --------------
                                                                 $ 15,077,000               $ 106,912,000           $ 160,963,000
                                                                 ============               ==============          ==============


Both of the Trust's real estate investments are subject to first mortgage financing, which aggregated $18,399,000 at December 31, 1997. Included in this amount was $8,345,000 of mortgage debt on Park Place. The balance of $10,054,000 represented mortgage debt on the Cincinnati Marriott Inn, which is not presented as a liability in the Trust's financial statements because the obligation to pay such debt is that of the Trust's lessee/mortgagor of this investment. All of this indebtedness is non-recourse to the Trust. For additional information, see
Note 3 of the Notes to Consolidated Financial Statements of the Trust.

As of December 31, 1997, the Trust's Real Estate Investments (net of accumulated depreciation) were diversified by type of property as follows:

                            Number of           Investment             % of
Type of Property            Properties          Amount                 Total

Office Building             1                 $  9,777,000              65%
Hotel                       1                    5,300,000              35%
                            -                 -------------            ----
                            2                  $15,077,000 *           100%
                            =                 =============            ====

    *Both properties are located in the Midwest.

The following is a schedule of the two properties in which the Trust has investments at December 31, 1997:

ASSETS HELD FOR SALE DIRECTLY BY THE TRUST




                                                                              Trust's                         Average       Percent
                                                              Year Built/    Carrying       Third Party      Rent per       Leased
                          Location           Property Size    Renovated       Value         Indebtedness      Sq. Ft.      12/31/97
------------------------------------------------------------------------------------------------------------------------------------
PREVIOUSLY CLASSIFIED AS
OWNED PROPERTY HELD
DIRECTLY BY THE TRUST

OFFICE
Park Place                Clayton, MO        72,000 sq. ft.      1984        $9,777,000       $8,345,000      $25.00         100%


PREVIOUSLY CLASSIFIED AS
STRUCTURED TRANSACTION
HELD DIRECTLY BY THE TRUST

HOTEL
Cincinnati Marriott Inn   Cincinnati, OH     350 rooms         1968/1985     $5,300,000      $10,054,000         -           63%(1)

(1) Average occupancy for calendar 1997.


PARK PLACE - CLAYTON, MISSOURI

Park Place, previously classified as an Owned Property held directly by the Trust, is a 72,000 square foot, five story, multi-tenant office building with a parking garage, built in 1984. The property is located in suburban St. Louis, Missouri. At December 31, 1997, the property was 100% leased and was encumbered by a mortgage securing an $8,345,000 Industrial Revenue Bond issue with an average interest rate of 5.65%, due in May 2008. On August 1, 1996 the Trust wrote down its investment in this property by $1,239,000. Three tenants each occupy more than 10% of the building with spaces aggregating 17,372 square feet, 12,836 square feet and 9,934 square feet, and lease expiration dates of March 31, 2001, May 31, 2000 and October 31, 2002, respectively. This property was sold in January 1998 for $14,145,000 which represents a gain to the Trust of $1,828,000 and yielded net proceeds to the Trust of $4,700,000.

CINCINNATI MARRIOTT INN - CINCINNATI, OHIO

Cincinnati Marriott Inn is a 350 room hotel built in 1968. In calendar 1997, the average occupancy was 63%. The Trust holds a $2,000,000 land leaseback interest in this property and two leasehold mortgage loans totaling $4,316,000. The land lease, including renewal options, expires in December 2058 and provides for fixed annual rental of $240,000, payable monthly. The primary leasehold mortgage of $3,716,000 bears interest at the rate of 7.0% per annum, with amortization commencing May 1, 1999 and maturing March 2014. Additionally, during fiscal 1996, the Trust funded a $600,000 junior leasehold mortgage loan to finance the cost of certain capital improvements. The loan bears interest at 8% per annum, with amortization commencing May 1, 1999 and maturing March 2014. The Trust's investments in this property are subordinated to a third party first mortgage loan of $10,054,000 bearing interest at 9.75% and due in 1999. On August 1, 1996 the Trust wrote down its investment in this property by $1,016,000. The investment was recorded in the Trust's financial statements at $5,300,000 at December 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of the Trust's security holders during the last quarter of its calendar year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE TRUST
--------------------------------------------------------------------------------

Name                        Age                        Principal Occupations and Affiliations During the Past Five Years
------------------------------------------------------------------------------------------------------------------------------------
John A. Cervieri Jr.        67                         Managing Trustee of the Trust.  Chairman and Chief Executive Officer of
                                                       Americana Hotels and Realty Corporation; Chairman, Property Capital
                                                       Associates, Inc.

Robert M. Melzer            57                         Trustee, President and Chief Executive Officer of the Trust.

Robin W. Devereux           39                         Vice President and Chief Financial Officer of the Trust since December 1996;
                                                       Vice President and Treasurer of the Trust November 1993; Treasurer and
                                                       Controller of the Trust (August 1992 to November 1993).

Michael I. Sucoff           59                         Vice President of the Trust.

Walter F. Leinhardt         65                         Secretary and Trustee of the Trust.  Partner in the law firm of Paul, Weiss,
                                                       Rifkind, Wharton & Garrison, New York, NY.


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

      The Trust's Common Shares are traded on the American Stock Exchange ("ASE") - symbol PCT. The close, high and low prices on the ASE for each quarter during the past two calendar years and dividends declared in respect of such quarters are shown below.

                                  Calendar 1997
                                  -------------
                                                                Dividends
Quarter             Close           High           Low          Declared
--------------------------------------------------------------------------------
First             $ 5 11/16       $ 8 3/4       $ 5 11/16       $ 2.26
Second              6 3/8           7 3/8           5 1/4          .06
Third               5 15/16         7 3/8           5 9/16        3.71
Fourth              1 1/8           6 1/2             3/4         2.90
                                                                -------
                                                                $ 8.93 *
                                                                =======
                                  Calendar 1996
                                  -------------
                                                                Dividends
Quarter            Close            High            Low         Declared
--------------------------------------------------------------------------------
First             $ 8 5/8           $ 8 15/16    $ 8 1/2         $  .12
Second              9 1/8            11 1/8        8 5/8           2.87
Third               9 1/8             9 7/8        7 1/2            .12
Fourth              8 1/8            10 1/8        8 1/16          1.09
                                                                 -------
                                                                 $ 4.20 *
                                                                 =======
*Special dividends totaling $8.75 and $3.75 were paid respectively during the calendar years 1997 and 1996 representing proceeds from dispositions of certain of the Trust's investments.



(B)   APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                           Approximate Number of Holders
Title of Class                             as of December 31, 1997
--------------------------------------------------------------------------------

Common Shares                                      5,000


(C)   DIVIDENDS DECLARED ON COMMON SHARES

      The Trust paid quarterly dividends approximately 55 days following the end of each fiscal quarter. To maintain its status as a REIT, the Trust is required each calendar year to distribute to its shareholders at least 95% of its taxable income (excluding net capital gains and after certain other adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain income for the calendar year, and any amount of such income that was not distributed in prior years. The Trust did not incur any such excise tax liability with respect to calendar 1997 or 1996.

      Pursuant to the Business Plan, the Trust declared special dividends from the proceeds of its disposition of investments. As a result, the dividends paid in 1997 and 1996 significantly exceeded the Trust's net income. The Trust expects that it will distribute to shareholders the net proceeds from the sale of Cincinnati Marriott Inn after establishing a reserve for the liquidating trust for unforseen liabilities and anticipated deficits. Substantially all of the Trust's portfolio of investments have been disposed of and, accordingly, the Trust's revenues have been significantly reduced. As a consequence, management does not anticipate that there will be any further regular quarterly dividends.

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS (continued)

Listed below is the Federal income tax classification for dividends paid during calendar year ended December 31, 1997.


Record           Ex-Dividend            Payment           Total Amount          Ordinary          Capital          Return of
  Date              Date                 Date             Paid Per Share         Income            Gain             Capital
------------------------------------------------------------------------------------------------------------------------------------
02/12/97           02/25/97            02/24/97            $  .09                $  .08           $    -            $  .01
02/12/97           02/25/97            02/24/97              2.00(3)                  -            1.94(1)             .06
05/12/97           05/08/97            05/23/97               .06                   .06                -                 -
05/12/97           05/08/97            05/23/97               .20(3)                  -                -               .20
08/11/97           08/25/97            08/22/97               .06                   .03             .03(2)               -
08/11/97           08/25/97            08/22/97              1.15(3)                .06             .06(2)            1.03
11/13/97           11/25/97            11/24/97               .06                   .03             .03(2)               -
11/13/97           11/25/97            11/24/97              2.50(3)                  -             .36(2)            2.14
12/15/97           12/30/97            12/29/97              2.90(3)                  -                -              2.90
                                                            -----                 -----            -----             -----
          TOTAL 1997 DIVIDENDS                              $9.02                 $0.26            $2.42             $6.34
                                                            =====                 =====            =====             =====

(1) Taxable as a 28% capital gain
(2) Taxable as a 20% capital gain
(3) Special dividends paid pursuant to the Trust's Business Plan


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                                                                             Five
                                                            YEAR ENDED   Months Ended                 Years Ended
                                                              ---------   ---------   ----------------------------------------------
                                                            DECEMBER 31,  December 31,  July 31,    July 31,    July 31,    July 31,
(In thousands except per share data)                            1997        1996 **      1996        1995        1994        1993*
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Revenues                                                     $  14,717   $   8,187   $  21,799    $  22,619   $  21,623   $  16,535
Expenses                                                        11,232       6,651      21,506       20,603      20,044      24,865
                                                             ---------   ---------   ---------    ---------   ---------   ---------

Income (Loss) before Gain on Sale of Real
   Estate Investments and Extraordinary Item                     3,485       1,536         293        2,016       1,579      (8,330)
Gain on Sale of Real Estate Investments                         27,812         832       6,094        3,209       2,510       7,700
                                                             ---------   ---------   ---------    ---------   ---------   ---------

Income (Loss) before Extraordinary Item                         31,297       2,368       6,387        5,225       4,089        (630)
Extraordinary (Loss) Gain from
   Extinguishment of Debt                                         --          --          (473)          88        --          --
                                                             ---------   ---------   ---------    ---------   ---------   ---------

Net Income (Loss)                                            $  31,297   $   2,368   $   5,914    $   5,313   $   4,089   $    (630)
                                                             =========   =========   =========    =========   =========   =========

PER SHARE DATA
Basic Net Income (Loss)
   Income (Loss) before Gain on Sale of Real
     Estate Investments and Extraordinary Item               $    0.36   $    0.16   $    0.03    $    0.23   $    0.17   $   (0.93)
   Gain on Sale of Real Estate Investments                        2.91        0.09        0.67         0.35        0.28        0.85
                                                             ---------   ---------   ---------    ---------   ---------   ---------

   Income (Loss) before Extraordinary Item                        3.27        0.25        0.70         0.58        0.45       (0.08)
   Extraordinary (Loss) Gain from
     Extinguishment of Debt                                       --          --         (0.05)        0.01        --          --
                                                             ---------   ---------   ---------    ---------   ---------   ---------

   Basic Net Income (Loss) per Share                         $    3.27   $    0.25   $    0.65    $    0.59   $    0.45   $   (0.08)
                                                             =========   =========   =========    =========   =========   =========

Diluted Net Income (Loss) per Share                          $    3.27   $    0.25   $    0.64    $    0.59   $    0.45   $   (0.08)
                                                             =========   =========   =========    =========   =========   =========

Dividends Declared per Share                                 $    8.93   $    1.18   $    3.23    $    0.41   $    0.30   $    0.28
                                                             =========   =========   =========    =========   =========   =========

Average Shares Outstanding                                       9,567       9,353       9,097        9,044       9,030       9,029
                                                             =========   =========   =========    =========   =========   =========

FINANCIAL POSITION AT YEAR-END
Total Assets                                                 $  21,183   $ 103,294   $ 112,619    $ 169,439   $ 176,833   $ 179,459
Net Real Estate Investments                                     15,077      98,708     106,912      160,963     172,461     176,024
Total Debt Outstanding                                           8,345      36,650      36,889       71,816      81,479      86,492
Shareholders' Equity                                             6,814      61,372      70,076       93,709      91,703      90,134



* Restated for change in accounting method to the equity method for Investment Partnerships. The change did not affect net income (loss) or shareholders' equity.

** The Trust's fiscal year changed from one which ended on July 31st to one which ends on December 31st.
                                       9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust has reviewed its short-term and long-term liquidity needs in view of its Business Plan and the adequacy of cash provided by operating activities and other liquidity sources to meet these needs. The Trust's principal short-term liquidity needs are to fund normal operating expenses and the minimum dividend distributions (if any) required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these short-term liquidity needs from cash flows provided by operating activities and the proceeds of sales of investments. Net proceeds from the sales of the Trust's investments will also be used to make dividend distributions to the Trust's shareholders and to establish the reserve necessary for the liquidating trust. (See Item 1. Business)

The Trust's debt at December 31, 1997 was $8,345,000, composed solely of a mortgage note payable on Park Place, as compared to $36,889,000 at July 31, 1996 and $71,816,000 at July 31, 1995. The Trust's mortgage notes payable of $36,889,000 at July 31, 1996 were comprised of three mortgages, two on the Trust's Owned Properties held directly by the Trust and one on the Asset Held for Sale directly by the Trust.

The Trust acquired its lessee's interest in the Park Place office building located in Clayton, Missouri, in January 1991, subject to an $8,600,000 non-recourse mortgage loan. In November 1993, the Trust refinanced the first mortgage, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. The mortgage balance was $8,345,000 at December 31, 1997 and amortizes $85,000 annually in May through 2003, and $430,000 annually thereafter through May 2007. The then remaining balance of $6,115,000 matures in May 2008. Park Place was sold in January 1998 subject to this mortgage.

REVIEW OF REAL ESTATE INVESTMENTS

At December 31, 1997, the Trust's principal asset was its $15,077,000 portfolio of real estate investments, which was comprised of two Assets Held for Sale directly by the Trust (which were carried at the lower of cost or fair value less anticipated closing costs), one of which was sold subsequent to the end of the year. Set forth below is a discussion of significant changes in the portfolio during the year.

OFFICE BUILDINGS

At December 31, 1997, the Trust had one office building investment, Park Place, an Asset Held for Sale directly by the Trust, (previously classified as an Owned Property held directly by the Trust). During the year ended December 31, 1997, the Trust sold two office investments.

Citibank Office Plaza - Schaumburg, located in Schaumburg, Illinois, was sold in July 1997 at its book value. The Trust received net sales proceeds of approximately $8,700,000 after closing expenses. On August 1, 1996 the Trust wrote down its investment in this property by $936,000. One Park West located in Chevy Chase, Maryland, was sold in October 1997 for $20,685,000. The Trust realized a gain from the sale of this property of approximately $1,334,000 ($.14 per share) and net proceeds of $10,900,000 after closing expenses and repayment of the first mortgage.

At December 31, 1997, Park Place, located in Clayton, Missouri, and previously classified as an Owned Property held directly by the Trust, was under contract to be sold for $14,145,000. Subsequent to the end of the year the sale was consummated and the Trust realized a gain on the sale of this property of $1,828,000. On August 1, 1996 the Trust wrote down its investment in this property by $1,239,000. At the time of sale the property was subject to a $8,345,000 first mortgage loan.

HOTELS

At December 31, 1997, the Trust had one hotel investment, Cincinnati Marriott Inn, an Asset Held For Sale directly by the Trust formerly classified as a Structured Transaction held directly by the Trust. The property is currently being marketed for sale by the lessee. At this time the Trust believes a sale of the property will occur in June of 1998 and the net sales proceeds to be received by the Trust will be between $5,000,000 and $6,500,000. On August 1, 1996 the Trust wrote down its investment in this property by $1,016,000.

During the year ended December 31, 1997, the Trust sold one hotel investment. In January 1997, the Trust sold its $2,000,000 land investment in City Centre Holiday Inn located in Chicago, Illinois, for $20,577,000. The Trust realized a gain on this sale of $18,577,000 ($1.94 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


APARTMENTS

At December 31, 1997, the Trust did not own any apartment investments.

During the year ended December 31, 1997, the Trust sold four apartment investments. In September 1997, the Trust's $5,400,000 investment in the Sandpiper Cove apartments, located in Boynton Beach, Florida, and its $9,770,000 investment in the Elm Creek apartments, located in Elmhurst, Illinois, were repurchased by an affiliate of the Trust's lessee/mortgagors for $20,000,000. The Trust realized a gain on the sale of these investments of $4,750,000 ($.50 per share). In October 1997, the Trust's $400,000 investment in Northbrook apartments located in San Bernardino, California was repurchased by its lessee for $750,000. The Trust realized a gain on this property of $350,000 ($.04 per share). Telegraph Hill apartments, located in Houston, Texas, which was held in an Investment Partnership, was sold in June 1997. The Trust's share of the proceeds was $1,300,000, which resulted in a gain of $857,000 ($.09 per share). On August 1, 1996 the Trust wrote down its investment in this property by $300,000.

SHOPPING CENTERS

At December 31, 1997, the Trust did not own any shopping center investments.

During the year ended December 31, 1997 the Trust sold three shopping center investments. In June 1997, the Trust's lessee of Lakeside Center located in Burbank, California, repurchased the Trust's $350,000 land investment for $2,350,000. The Trust realized a gain from the sale of this investment of $1,944,000 ($.20 per share). In September 1997, the Trust's lessee/mortgagor of Roseburg Valley Mall, located in Roseburg, Oregon, repurchased the Trust's $3,950,000 investment at book value, resulting in no gain or loss. Loehmann's Fashion Island located in Aventura, Florida, was reclassified to an Asset Held for Sale directly by the Trust at March 31, 1997. On August 1, 1996 the Trust wrote down its investment in this property by $869,000. The property was sold at its book value of $37,300,000 in December 1997. After repayment of the first mortgage and closing expenses, the net proceeds from this sale were $17,000,000.


RESULTS OF OPERATIONS - CALENDAR YEAR ENDED DECEMBER 31, 1997 VS. FISCAL YEAR ENDED JULY 31, 1996

The Trust has been disposing of its investments in accordance with the Business Plan. At December 31, 1997, the Trust had two assets remaining. As a result, the Trust's revenues, expenses and resulting net income have decreased and are expected to continue to do so.

REVENUES

Revenues from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 15%, primarily due to the Trust's sales of Citibank Office Plaza - Oak Brook in January 1996, Citibank Office Plaza - Schaumburg in July 1997, One Park West in October 1997 and Loehmann's Fashion Island in December 1997.

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) decreased 27%, primarily due to the sales of Yorkshire in December 1995, Bluffs II in May 1996, City Centre Holiday Inn in January 1997, Lakeside Center in June 1997, Roseburg Valley Mall, Elm Creek and Sandpiper Cove in September 1997, and Northbrook in October 1997.

Overage income decreased 50% primarily due to the sale of City Centre Holiday Inn in January 1997 and Elm Creek and Sandpiper Cove in September 1997.

Income from unconsolidated Investment Partnerships decreased by 96% due to the sales of Chimney Rock in September 1995, Crossroads Mall in October 1995, College Hills 3 in March 1996, College Hills 8 and Financial Plaza in April 1996, the Lisle Hilton Inn (a mortgage repayment) in June 1996, Boardwalk and St. Charles in June 1996, Canyon View II in August 1996, Plaza West Retail Center in October 1996 and Telegraph Hill in June 1997.

Interest income increased 43% for the year ended December 31, 1997. Interest income is earned on net proceeds received by the Trust from the sale of its investments, which proceeds are invested until they are distributed to shareholders in the form of special dividends.

Advisory fee income decreased 88% due to the sale of the investments held by Investment Partnerships noted above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 14% due to the sale of the properties noted above. Interest expense decreased 45% primarily due to the retirement of all of the Trust's remaining outstanding 10% and 9 3/4% Convertible Subordinated Debentures prior to June 1996 and a $3,000,000 amortization payment made on the Loehmann's Fashion Island first mortgage in June 1996. The decrease was also due to the sale of One Park West in October 1997 and Loehmann's Fashion Island in December 1997, both of which were encumbered by first mortgages.

Depreciation decreased 70% due to the elimination of depreciation on Citibank Office Plaza - Schaumburg and Loehmann's Fashion Island in March 1997 and One Park West in July 1996 upon their reclassification to Assets Held for Sale directly by the Trust prior to their sale.

General and administrative expenses decreased by 34% primarily due to the accrual of severance arrangements in prior periods for certain of the Trust's employees in conjunction with the implementation of the Business Plan. Professional fees decreased by 66% primarily due to the reduced size of the Trust's portfolio. Trustees' fees and expenses did not change significantly in calendar 1997 from fiscal 1996.

During the fourth quarter of the fiscal year ended July 31, 1996, the Trust wrote down its investment in Loehmann's Fashion Island by $5,612,000, of which $3,000,000 was charged to operations and $2,612,000 was charged to the Trust's previously established allowance for possible investment losses.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the calendar year ended December 31, 1997 included a gain on the sale of real estate investments of $27,812,000 ($2.91 per share) consisting of a gain of $18,577,000 ($1.94 per share) from the sale of the land underlying City Centre Holiday Inn, a gain of $857,000 ($.09 per share) from the sale of Telegraph Hill, a gain of $1,944,000 ($.20 per share) from the sale of the land underlying Lakeside Center, a gain of $4,750,000 ($.50 per share) from the sale of the land underlying Elm Creek and Sandpiper Cove, a gain of $350,000 ($.04 per share) from the sale of the land underlying Northbrook and a gain of $1,334,000 ($.14 per share) from the sale of One Park West.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the fiscal year ended July 31, 1996 reflected an extraordinary loss from extinguishment of debt of $473,000 related to the write-off of capitalized issuance costs when the Trust redeemed its Convertible Subordinated Debentures.

DIVIDENDS

Dividends declared in respect of calendar year 1997 were $8.93 per share consisting of $.18 per share in regular quarterly dividends and $8.75 per share in special dividends. As a result of the success of the Trust in implementing its Business Plan, to date the Trust has disposed of all but one of its investments. These dispositions have caused the Trust's revenues to decline significantly. Consequently, management does not anticipate that the Trust will declare any regular quarterly dividends from operations in the future. The Trust does intend to declare a special dividend when the remaining asset is sold. In addition, a final distribution(s) will be made from the liquidating trust at such time as it is determined that all liabilities and contingencies have been satisfied.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 1996 VS. JULY 31, 1995

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 20%, primarily due to the Trust's sales of Citibank Office Plaza - Oak Brook office building in January 1996 and 6110 Executive Boulevard office building in January 1995, and the receipt by the Trust in the first quarter of fiscal 1995 of $404,000 of nonrecurring revenues related to the settlement of a bankruptcy claim filed by the Trust against a former tenant at Loehmann's Fashion Island.

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

The Trust's share of income from unconsolidated Investment Partnerships increased 79% for the year ended July 31, 1996, as compared to the prior year, primarily due to the increased net income recorded by the Trust from Midwest, an Investment Partnership in which the Trust owned a 53.3% general partner interest. This resulted primarily from the cessation of depreciation on the Partnership's properties when they were reclassified to Assets Held for Sale. The increase is also due to the improved performance of certain properties in the Southwest portfolio, and the settlement of litigation relating to Canyon View and receipt of certain income in fiscal 1996 which had not been previously accrued. These increases were offset by the loss of revenues due to the prepayment of the Lisle Hilton Inn investment and the sales of the St. Charles and Boardwalk apartments in the fourth quarter of fiscal 1996, Financial Plaza, College Hills 3 and College Hills 8 in the third quarter of fiscal 1996, the Crossroads Mall investment and the Chimney Rock apartments in the first quarter of fiscal 1996 and the Braes Hill apartments in the third quarter of fiscal 1995.

Advisory fee income increased 18% for the year ended July 31, 1996, as compared to the prior year, primarily due to the increase in operating distributions paid by the Trust's Investment Partnerships.

Interest income was earned by the Trust in the amount of $486,000 for the year ended July 31, 1996 as compared to $108,000 in the prior year. The increased interest income in fiscal 1996 was primarily from the short-term investment of sales proceeds prior to their use for the retirement of debentures or payment of special dividends.

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

Professional fees increased 31% for the year ended July 31, 1996 as compared to the prior year, due to the legal fees incurred as a result of the Trust's adoption of its Business Plan. Trustees' fees and expenses did not change significantly in fiscal 1996 from fiscal 1995.

During the fourth quarter of fiscal 1996, the Trust wrote down its investment in Loehmann's Fashion Island by $5,612,000, of which $3,000,000 was charged to operations and $2,612,000 was charged to the Trust's previously established allowance for possible investment losses.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the year ended July 31, 1996 included gains on the sale of real estate investments of $6,094,000 ($.67 per share), consisting of a gain of $1,320,000 ($.15 per share) from the sale of the land underlying Bluffs II, a gain of $51,000 ($.01 per share) from the sale of St. Charles, Chimney Rock and Boardwalk apartments, a gain of $443,000 ($.05 per share) from the sales of certain

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


properties held in Midwest, primarily College Hills 8, a gain of $470,000 ($.05 per share) from the sale of the Citibank Office Plaza Oak Brook, a gain of $310,000 ($.03 per share) from the sale of the land underlying Yorkshire apartments, and a gain of $3,500,000 ($.38 per share) from the sale of the land underlying Crossroads Mall. In the prior year net income included gains on the sale of real estate investments of $3,209,000, consisting of a gain of $3,099,000 ($.34 per share) from the sale of 6110 Executive Boulevard and a gain of $110,000 ($.01 per share) from the sale of Braes Hill apartments.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

During fiscal 1996, the Trust retired all of its 10% Convertible Subordinated Debentures ($29,125,000 principal amount) and 9 3/4% Convertible Subordinated Debentures ($2,546,000 principal amount). Due to the early retirement of these Convertible Subordinated Debentures, the Trust incurred an extraordinary loss on the extinguishment of debt from the write-off of capitalized issuance costs in the amount of $473,000 ($.05 per share).

DIVIDENDS

Dividends declared in respect of fiscal 1996 were $3.23 per share versus $.41 per share for fiscal 1995. Included in the 1996 dividends were special dividends of $2.75 per share which represented the first distributions to shareholders from the proceeds of the sale of investments under the Business Plan.

RESULTS OF OPERATIONS - FIVE MONTHS ENDED DECEMBER 31, 1996 (THE TRANSITION PERIOD) VS. THE FIVE MONTHS ENDED DECEMBER 31, 1995

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 8% for the five-month Transition Period, as compared to the same period in the prior year, primarily due to the sale of Citibank Office Plaza - Oak Brook in January 1996, offset in part by $230,000 received from the settlement of litigation with a former tenant of Loehmann's Fashion Island and the inclusion of rents from One Park West which was reclassified to an Asset Held for Sale directly by the Trust at July 31, 1996.

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

The Trust's share of income from unconsolidated Investment Partnerships decreased 96% for the five months ended December 31, 1996 as compared to the same period in the prior year, primarily due to the dispositions of the Chimney Rock apartments in September 1995, the Crossroads Mall investment in October 1995, the College Hills 3 investment in March 1996, the College Hills 8 and Financial Plaza investments in April 1996, the St. Charles and Boardwalk apartments investments in June 1996, the Canyon View II apartments investment in August 1996 and the Plaza West Retail Center in October 1996, and the repayment of the first mortgage investment in the Lisle Hilton Inn in June 1996.

Advisory fee income decreased 88% for the five months ended December 31, 1996, as compared to the same period in the prior year, due to the sale of certain investments held by the Investment Partnerships as noted above.

EXPENSES

Expenses on Owned Properties held directly by the Trust decreased 6% for the five months ended December 31, 1996, as compared to the same period in the prior year, due to the sale of Citibank Office Plaza - Oak Brook, offset in part by an increase in real estate taxes at certain Owned Properties held directly by the Trust.

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

Depreciation expense decreased 8% for the five months ended December 31, 1996, as compared to the same period in the prior year, due to the elimination of depreciation on One Park West upon its reclassification to an Asset Held for Sale directly by the Trust in July 1996, offset in part by the write-off of certain tenant improvements due to early lease terminations at Loehmann's Fashion Island.

Professional fees decreased 36% for the five months ended December 31, 1996, as compared to the same period in the prior year, primarily due to higher legal fees in the prior year associated with the adoption of the Business Plan. Trustees' fees and expenses did not change significantly from the prior year.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the five months ended December 31, 1996 included a gain on the sale of real estate investments of $832,000 from the sale of Canyon View II apartments. For the five months ended December 31, 1995, net income included gains on the sale of real estate investments of $3,811,000 from the sales of the Crossroads Mall, the Yorkshire apartments and the Chimney Rock apartments investments.

EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT

Net income for the five months ended December 31, 1995 reflected an extraordinary loss from extinguishment of debt of $186,000 related to the write-off of original issuance costs when the Trust redeemed a portion of its 10% Convertible Subordinated Debentures at face value.

DIVIDENDS

Dividends declared in respect of the Transition Period were $1.18 per share. Included in this amount was a special dividend of $1.00 per share from the proceeds from sale of investments.

INFLATIONARY AND ECONOMIC FACTORS

The effect of inflation upon the Trust's operations and real estate investments has not been material. The Trust believes that many of the real estate markets in which the Trust operates have improved significantly from the first half of the decade. Though not applicable to all properties in the Trust's portfolio, rental rates at many of the properties in 1997 increased by the rate of or in excess of inflation. Although operating expenses are generally impacted by inflation, increases in operating expenses in the past year caused by inflation have not been material.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance (financial, operating or otherwise) or achievements of the Trust, including the sales proceeds payable to the Trust for its properties, to be materially different from any future results, performance (financial, operating or otherwise) or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions, an adverse change in the real estate market in which the Trust has its remaining investment, and other factors noted in this report. In addition, estimates of the timing, and amount and form of future distributions are also subject to the timing of sales by the Trust and management's assessment from time to time as to the appropriate amount to set aside as reserves to meet both anticipated and unanticipated liabilities. As a result, no assurance can be given as to future results, performance (financial, operating or otherwise) or achievements of the Trust.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item with respect to Trustees of the Trust is set forth under the caption "Election of Trustees" in the Trust's information statement (the "Information Statement") to be furnished to shareholders and is incorporated herein by reference. The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the Information Statement, other than information set forth under the subcaptions "Compensation Committee's Report on Compensation" and "Performance Graphs", and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item is set forth under the captions "Voting Securities and Principal Shareholders" and "Election of Trustees" in the Information Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the Information Statement, and is incorporated herein by reference.

PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)   1.    CONSOLIDATED FINANCIAL STATEMENTS

            The consolidated financial statements listed in the accompanying index to financial statements and financial statement schedules on Page 23 are filed as part of this Annual Report.

      2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            The consolidated financial statement schedules listed in the accompanying index to financial statements and financial statement schedules on Page 23 are filed as part of this Annual Report.

      3.    EXHIBITS

            The exhibits listed in the accompanying index to exhibits on Pages 19 and 20 are filed as part of the Annual Report.

            Financial statements for the property securing the Trust's remaining mortgage loan and ground lease, Cincinnati Marriott Inn, have not been included since the Trust has no contractual right to the information and cannot otherwise practicably obtain the information.

(B)   REPORTS ON FORM 8-K

                  None

(ITEM 14(A))  INDEX TO EXHIBITS


Exhibit
Number                       Description
--------------------------------------------------------------------------------
3.1   Declaration of Trust as currently in effect except for the five
      Amendments below is incorporated herein by reference to Exhibit
      4.1 of the May 13, 1983 Form S-2 Registration Statement
      (Registration No. 2-83624).                                           N/A


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


3.6   Amendment, dated June 19, 1996, to the Declaration of Trust as to
      the New Business Plan.                                                N/A


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


10.2  Amendment, dated as of August 25, 1995, to Termination Agreement, dated October 19, 1992 between Robert M. Melzer and the Trust is incorporated herein by reference to Exhibit 10.2 of the Trust's
      Form 10-K for the fiscal year ended July 31, 1995.                    N/A

Exhibit
Number                        Description
--------------------------------------------------------------------------------
10.3  Termination Agreement, dated as of October 19, 1992, between
      William A. Bonn and the Trust is incorporated herein by reference to Exhibit 10.3 of the Trust's Form 10-K for the fiscal year ended
      July 31, 1995.                                                       N/A


10.4  Amendment, dated as of August 16, 1995, to Termination Agreement, dated October 19, 1992 between William A. Bonn and the Trust is incorporated herein by reference to Exhibit 10.4 of the Trust's Form
      10-K for the fiscal year ended July 31, 1995.                        N/A


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


10.7  Property Capital Trust Amended and Restated Deferred Stock Plan
      for Non-Employee Trustees is incorporated herein by reference to
      Exhibit 10.7 of the Trust's Form 10-K for the fiscal year ended
      July 31, 1995.                                                       N/A


10.8  Property Capital Trust 1994 Stock Option Plan for Non-Employee
      Trustees is incorporated herein by reference to Exhibit 10.8 of
      the Trust's Form 10-K for the fiscal year ended July 31, 1995.       N/A


10.9  Incentive Compensation Agreement, dated August 25, 1995, between
      Robert M. Melzer and the Trust is incorporated herein by reference to Exhibit 10.9 of the Trust's Form 10-K for the fiscal year ended
      July 31, 1995.                                                       N/A


21    List of the Trust's subsidiaries.                                    82


23    Consent of Independent Auditors.                                     83


27    Financial Data Schedule                                              84

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)



By   /s/ Robert M. Melzer
     --------------------                                   March 31, 1998
     Robert M. Melzer                                       --------------
     President and Chief Executive Officer                       Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:



/s/ John A. Cervieri Jr.   Managing Trustee
------------------------
John A. Cervieri Jr.                                             March 31, 1998



/s/ Robert M. Melzer       Trustee, President and
-------------------        Chief Executive Officer
Robert M. Melzer           Principal Executive Officer)          March 31, 1998




/s/ Walter M. Cabot        Trustee
-------------------
Walter M. Cabot                                                  March 31, 1998



/s/ Graham O. Harrison     Trustee
----------------------
Graham O. Harrison                                               March 31, 1998



/s/ Walter F. Leinhardt    Trustee
-----------------------
Walter F. Leinhardt                                              March 31, 1998



/s/ Glenn P. Strehle       Trustee
--------------------
Glenn P. Strehle                                                 March 31, 1998



/s/ Robin W. Devereux      Vice President & Chief Financial
---------------------      Officer (Principal Financial
Robin W. Devereux          & Accounting Officer)                 March 31, 1998

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 8 AND ITEM 14(A) (1), (2) AND (D)




        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES,

                            FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES






                             PROPERTY CAPITAL TRUST
                              Boston, Massachusetts
                          Year Ended December 31, 1997

ITEM 14(A)(1),AND (2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------------------------
                                                                          PAGE
--------------------------------------------------------------------------------
PROPERTY CAPITAL TRUST
The following consolidated financial statements of Property Capital
Trust are included in Item 8:

   Consolidated balance sheets at December 31, 1997 and July 31, 1996 25 Consolidated statements of income for each of the years ended
     December 31, 1997, July 31, 1996 and 1995 and for the five month      26
     period ended December 31, 1996 and 1995                               27
   Consolidated statements of cash flows for each of the years ended
     December 31, 1997, July 31, 1996 and 1995                             28
     and for the five month period ended December 31, 1996 and 1995        29
   Consolidated statement of shareholders' equity for each of the three years ended December 31, 1997, July 31, 1996 and 1995 and for the
     five month period ended  December 31, 1996                            30
   Notes to consolidated financial statements                           31-52
   Consolidated Quarterly Financial Data (unaudited)                       53

The following consolidated financial statement schedules of Property Capital Trust are included in Item 14 (d):

II  -  Allowance for possible investment losses                            54
III -  Investments - Assets Held for Sale directly by the Trust         55-58
IV  -  Investments - Mortgage Loans held directly by the Trust     55, 56, 59

The following separate financial statements are required pursuant to Rule 3-09 of Regulation S-X:

PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
The following financial statements of Property Capital Midwest Associates, L.P. are included in Item 8:

   Balance sheet at December 31, 1996                                      62
   Statements of operations for the ten month period ended
     October 31, 1997 and for each of the years ended December 31, 1996
     and 1995                                                              63
   Statements of cash flows for the ten month period ended
     October 31, 1997 and for each of the years ended December 31, 1996
     and 1995                                                              64
   Statements of changes in partners' equity for the ten month period ended October 31,1997 and for each of the years ended December 31,
     1996 and 1995                                                         65
   Notes to financial statements                                           66

PCA CROSSROADS ASSOCIATES, LTD.
The following financial statements of PCA Crossroads Associates, Ltd. are included in Item 8:

   Balance sheets at December 31, 1995 and 1994                            69
   Statements of income for each of the three years in the period ended
     December 31, 1995                                                     70
   Statements of cash flows for each of the three years in the period
     ended December 31, 1995                                               71
   Statements of changes in partners' equity for each of the three years
     in the period ended December 31, 1995                                 72
   Notes to financial statements                                        73-74

PCA CANYON VIEW ASSOCIATES LIMITED PARTNERSHIP
The following financial statements of PCA Canyon View Associates Limited Partnership are included in Item 8:

   Balance sheet at December 31, 1996                                      77
   Statements of operations for the nine month period ended September 30,
     1997 and for each of the years ended December 31, 1996 and 1995       78
   Statements of cash flows for the nine month period ended September 30,
     1997 and for each of the years ended December 31, 1996 and 1995       79
   Statements of changes in partners' equity for the nine month period ended September 30, 1997 and for each of the years ended
     December 31, 1996 and 1995                                            80
   Notes to financial statements                                           81

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS





The Trustees and Shareholders
Property Capital Trust



We have audited the accompanying consolidated balance sheets of Property Capital Trust (a real estate investment trust) as of December 31, 1997 and July 31, 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 1997, July 31, 1996 and July 31, 1995 and the five month period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust at December 31, 1997 and July 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, July 31, 1996 and July 31, 1995 and the five month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                ERNST & YOUNG LLP



Boston, Massachusetts
January 23, 1998

Property Capital Trust
CONSOLIDATED BALANCE SHEETS

                                                                            December 31,               July 31,
                                                                                1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Real Estate Investments
  Owned Properties held directly by the Trust
   (net of accumulated depreciation of $6,441,000 on July 31, 1996)        $        --              $  56,810,000
  Structured Transactions held directly by the Trust                                --                 28,200,000
  Investment Partnerships                                                           --                  9,600,000
                                                                           -------------            -------------

                                                                                    --                 94,610,000
  Allowance for possible investment losses                                          --                 (4,636,000)
                                                                           -------------            -------------

                                                                                    --                 89,974,000
  Assets Held for Sale directly by the Trust                                  15,077,000               16,938,000
                                                                           -------------            -------------

                                                                              15,077,000              106,912,000

Cash and cash equivalents                                                      3,160,000                2,997,000
Interest and rents receivable                                                    280,000                1,744,000
Other assets                                                                   2,666,000                  966,000
                                                                            -------------           -------------
                                                                           $  21,183,000            $ 112,619,000
                                                                           =============            =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                    $   5,983,000            $   5,367,000
  Accrued interest                                                                41,000                  287,000
  Mortgage notes payable                                                       8,345,000               36,889,000
                                                                           -------------            -------------
                                                                              14,369,000               42,543,000
                                                                           -------------            -------------

Shareholders' Equity
  Common Shares (without par value, unlimited shares
    authorized, 9,584,220 and 9,278,261 issued and
    9,397,369 and 9,093,622 outstanding, respectively)                       108,568,000             107,672,000
  Accumulated deficit                                                       (100,438,000)            (36,341,000)
                                                                            -------------           -------------

                                                                               8,130,000              71,331,000
  Less cost of Treasury Shares                                                (1,316,000)             (1,255,000)
                                                                            -------------           -------------

  Total Shareholders' Equity                                                   6,814,000              70,076,000
                                                                            -------------           -------------

                                                                           $  21,183,000           $ 112,619,000
                                                                            =============           =============


                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      Years Ended
                                                                                ----------------------------------------------------
                                                                                     December 31,       July 31,       July 31,
                                                                                        1997              1996           1995
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust                               $ 10,746,000   $ 12,641,000    $ 15,777,000
Structured Transactions held directly by the Trust
   Base income                                                                          1,956,000      2,664,000       2,693,000
   Overage income                                                                       1,153,000      2,297,000       1,858,000
Income from unconsolidated Investment Partnerships                                        120,000      3,326,000       1,858,000
                                                                                     ------------   ------------    ------------

                                                                                       13,975,000     20,928,000      22,186,000

Interest income                                                                           695,000        486,000         108,000
Advisory fee income                                                                        47,000        385,000         325,000
                                                                                     ------------   ------------    ------------

                                                                                       14,717,000     21,799,000      22,619,000
                                                                                     ------------   ------------    ------------

EXPENSES
Expenses on Owned Properties held directly by the Trust                                 4,773,000      5,569,000       6,822,000
Interest                                                                                2,653,000      4,800,000       6,931,000
General and administrative expenses                                                     2,316,000      3,518,000       2,138,000
Depreciation                                                                            1,220,000      4,008,000       4,192,000
Professional fees                                                                         162,000        474,000         362,000
Trustees' fees and expenses                                                               108,000        137,000         158,000
Write-down of real estate investment                                                         --        3,000,000            --
                                                                                     ------------   ------------    ------------

                                                                                       11,232,000     21,506,000      20,603,000
                                                                                     ------------   ------------    ------------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
   INVESTMENTS AND EXTRAORDINARY ITEM                                                   3,485,000        293,000       2,016,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                                27,812,000      6,094,000       3,209,000
                                                                                     ------------   ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                       31,297,000      6,387,000       5,225,000
EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT OF DEBT                                        --         (473,000)         88,000
                                                                                     ------------   ------------    ------------

NET INCOME                                                                           $ 31,297,000   $  5,914,000    $  5,313,000
                                                                                     ============   ============    ============


NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
   INVESTMENTS AND EXTRAORDINARY ITEM                                                $       0.36   $       0.03    $       0.23
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                                      2.91           0.67            0.35
                                                                                     ------------   ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                                             3.27           0.70            0.58
EXTRAORDINARY (LOSS) GAIN FROM EXTINGUISHMENT OF DEBT                                        --            (0.05)           0.01
                                                                                     ------------   ------------    ------------

BASIC NET INCOME PER SHARE                                                           $       3.27   $       0.65    $       0.59
                                                                                     ============   ============    ============

DILUTED NET INCOME PER SHARE                                                         $       3.27   $       0.64    $       0.59
                                                                                     ============   ============    ============

AVERAGE SHARES OUTSTANDING                                                              9,567,000      9,097,000       9,044,000
                                                                                     ============   ============    ============


                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Five Months Ended
                                                                                ----------------------------------------------------

                                                                                 December 31,                     December 31,
                                                                                     1996                             1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                                         (Unaudited)
Rents from Owned Properties held directly by the Trust                            $ 5,152,000                    $ 5,581,000
Structured Transactions held directly by the Trust
   Base income                                                                      1,103,000                      1,144,000
   Overage income                                                                   1,678,000                        808,000
Income from unconsolidated Investment Partnerships                                     67,000                      1,778,000
                                                                                  -----------                    -----------

                                                                                    8,000,000                      9,311,000

Interest income                                                                       165,000                        170,000
Advisory fee income                                                                    22,000                        189,000
                                                                                  -----------                    -----------

                                                                                    8,187,000                      9,670,000
                                                                                  -----------                    -----------

EXPENSES
Expenses on Owned Properties held directly by the Trust                             2,314,000                      2,472,000
Interest                                                                            1,267,000                      2,474,000
General and administrative expenses                                                 1,446,000                      1,357,000
Depreciation                                                                        1,405,000                      1,532,000
Professional fees                                                                     154,000                        240,000
Trustees' fees and expenses                                                            65,000                         62,000
                                                                                  -----------                    -----------

                                                                                    6,651,000                      8,137,000
                                                                                  -----------                    -----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
   INVESTMENTS AND EXTRAORDINARY ITEM                                               1,536,000                      1,533,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                               832,000                      3,811,000
                                                                                  -----------                    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                    2,368,000                      5,344,000
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                                           --                         (186,000)
                                                                                  -----------                    -----------

NET INCOME                                                                        $ 2,368,000                    $ 5,158,000
                                                                                  ===========                    ===========


NET INCOME PER SHARE

INCOME BEFORE GAIN ON SALE OF REAL ESTATE
   INVESTMENTS AND EXTRAORDINARY ITEM                                             $      0.16                    $      0.17
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                                  0.09                           0.42
                                                                                  -----------                    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                         0.25                           0.59
EXTRAORDINARY LOSS FROM EXTINGUISHMENT OF DEBT                                           --                            (0.02)
                                                                                  -----------                    -----------

BASIC NET INCOME PER SHARE                                                        $      0.25                    $      0.57
                                                                                  ===========                    ===========

DILUTED NET INCOME PER SHARE                                                      $      0.25                    $      0.57
                                                                                  ===========                    ===========

AVERAGE SHARES OUTSTANDING                                                          9,353,000                      9,054,000
                                                                                  ===========                    ===========



                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Years Ended
                                                                                ----------------------------------------------------
                                                                                     December 31,       July 31,       July 31,
                                                                                        1997             1996            1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                         $ 31,297,000    $  5,914,000    $  5,313,000
Adjustments to Net Income
   Gain on sale of real estate investments                                          (27,812,000)     (6,094,000)     (3,209,000)
   Extraordinary loss (gain) from extinguishment of debt                                   --           473,000         (88,000)
   Depreciation and amortization                                                      1,398,000       4,205,000       4,398,000
   Write-down of real estate investment                                                    --         3,000,000            --
   Income from unconsolidated Investment Partnerships                                  (120,000)     (3,326,000)     (1,858,000)
   Distributions of income from Investment Partnerships                                 121,000       3,326,000       2,106,000
   Changes in assets and liabilities
     Decrease (increase) in interest and rents receivable                             1,478,000         435,000         (68,000)
     (Increase) decrease in other assets, net                                        (1,664,000)       (137,000)        247,000
     Increase in accounts payable and accrued
       expenses and accrued interest                                                    798,000       1,418,000         380,000
                                                                                   ------------    ------------    ------------

Net Cash Provided by Operating Activities                                             5,496,000       9,214,000       7,221,000
                                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
   Dispositions                                                                      36,288,000      10,828,000      15,310,000
   Additions                                                                         (3,992,000)     (1,075,000)     (6,249,000)
Structured Transactions held directly by the Trust
   Dispositions/repayments                                                           47,500,000       5,101,000          10,000
   Additions                                                                               --          (600,000)           --
Investment Partnerships
   Distributions in excess of income                                                  2,384,000      38,883,000       1,196,000
                                                                                   ------------    ------------    ------------

Net Cash Provided by Investing Activities                                            82,180,000      53,137,000      10,267,000
                                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES
Redemption/repurchase of Convertible Subordinated Debentures                               --       (31,645,000)     (1,610,000)
Cash dividends paid                                                                 (86,416,000)    (29,774,000)     (3,437,000)
Prepayment of mortgage notes payable                                                       --        (3,000,000)     (8,440,000)
Scheduled amortization of mortgage notes payable                                       (263,000)       (256,000)       (525,000)
Proceeds from exercise of stock options                                                 515,000         112,000          13,000
Proceeds from mortgage notes payable                                                       --              --         6,000,000
Repayment of bank note payable, net                                                        --              --        (5,000,000)
                                                                                   ------------    ------------    ------------

Net Cash Used in Financing Activities                                               (86,164,000)    (64,563,000)    (12,999,000)
                                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,512,000      (2,212,000)      4,489,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        1,648,000       5,209,000         720,000
                                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  3,160,000    $  2,997,000    $  5,209,000
                                                                                   ============    ============    ============


                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Five Months Ended
                                                                                ----------------------------------------------------
                                                                                            December 31,       December 31,
                                                                                               1996               1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                                   $  2,368,000    $  5,158,000
Adjustments to Net Income
   Gain on sale of real estate investments                                                       (832,000)     (3,811,000)
   Extraordinary loss from extinguishment of debt                                                    --           186,000
   Depreciation and amortization                                                                1,480,000       1,619,000
   Income from unconsolidated Investment Partnerships                                             (67,000)     (1,778,000)
   Distributions of income from Investment Partnerships                                            45,000       1,477,000
   Changes in assets and liabilities
     (Increase) decrease in interest and rents receivable                                         (14,000)        133,000
     (Increase) decrease in other assets, net                                                    (289,000)        294,000
     (Decrease) increase in accounts payable and accrued
       expenses and accrued interest                                                             (222,000)         95,000
                                                                                             ------------    ------------

Net Cash Provided by Operating Activities                                                       2,469,000       3,373,000
                                                                                             ------------    ------------

INVESTING ACTIVITIES
Owned Properties held directly by the Trust
   Additions                                                                                     (702,000)       (481,000)
Structured Transactions held directly by the Trust
   Dispositions/repayments                                                                          5,000       2,949,000
Investment Partnerships
   Distributions in excess of income                                                            8,350,000       8,763,000
                                                                                             ------------    ------------

Net Cash Provided by Investing Activities                                                       7,653,000      11,231,000
                                                                                             ------------    ------------

FINANCING ACTIVITIES
Redemption/repurchase of Convertible Subordinated Debentures                                         --       (12,000,000)
Cash dividends paid                                                                           (11,346,000)     (2,174,000)
Prepayment of mortgage notes payable                                                             (163,000)           --
Scheduled amortization of mortgage notes payable                                                  (76,000)        (69,000)
Proceeds from exercise of stock options                                                           114,000            --
                                                                                             ------------    ------------

Net Cash Used In Financing Activities                                                         (11,471,000)    (14,243,000)
                                                                                             ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (1,349,000)        361,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                2,997,000       5,209,000
                                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  1,648,000    $  5,570,000
                                                                                             ============    ============




                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Common Stock
                                                                     -----------------------------      Accumulated       Treasury
                                                                     Number of Shares      Amount         Deficit           Shares
------------------------------------------------------------------------------------------------------------------------------------

Balance at August 1, 1994                                               9,030,585    $ 106,060,000   $ (14,357,000)   $        --

Common Shares issued in payment of deferred
   Trustees' compensation                                                  20,296          117,000
Stock options exercised                                                     3,000           13,000
Net income                                                              5,313,000
Cash dividends paid ($0.38 per share)                                  (3,437,000)
                                                                                     -------------   -------------    -------------

BALANCE AT JULY 31, 1995                                                9,053,881      106,190,000     (12,481,000)            --


Common Shares issued in payment of deferred
   Trustees' compensation                                                 199,542        1,344,000
Stock options exercised                                                    23,640          112,000
Conversion of Convertible Subordinated Debentures                           1,198           26,000
Net income                                                              5,914,000
Cash dividends paid ($3.23 per share)                                 (29,774,000)
Purchase of 184,639 Treasury Shares included in
   Rabbi Trust for the benefit of Trustees                             (1,255,000)
                                                                    -------------    -------------   -------------    -------------

BALANCE AT JULY 31, 1996                                                9,278,261      107,672,000     (36,341,000)      (1,255,000)


Common Shares issued in payment of deferred
   Trustees' compensation                                                  31,499          267,000
Stock options exercised                                                    91,100          114,000
Net income                                                              2,368,000
Cash dividends paid ($1.21 per share)                                 (11,346,000)
Purchase of 31,499 Treasury Shares included in
   Rabbi Trust for the benefit of Trustees                               (267,000)
Distribution to Trustees of 22,211 Treasury Shares
   included in Rabbi Trust for the benefit of Trustees                    160,000
                                                                    -------------    -------------   -------------    -------------

BALANCE AT DECEMBER 31, 1996                                            9,400,860      108,053,000     (45,319,000)      (1,362,000)


Stock options exercised                                                   183,360          515,000
Net income                                                             31,297,000
Cash dividends paid ($9.02 per share)                                 (86,416,000)
Distribution to Trustees of 7,076 Treasury Shares
   included in Rabbi Trust for the benefit of Trustees                     46,000
                                                                    -------------    -------------   -------------    -------------

BALANCE AT DECEMBER 31, 1997                                            9,584,220    $ 108,568,000   $(100,438,000)   $  (1,316,000)
                                                                    =============    =============   =============    =============

                             See accompanying notes

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PLAN

The Trust operates under a business plan (the "Business Plan") which provides for the orderly disposition of all of the Trust's investments on a property-by-property basis. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net proceeds from the sale of its properties to retire debt, make distributions to the Trust's shareholders and satisfy cash needs. The Trust intends to utilize future net sales proceeds from the sale of its properties to satisfy its cash needs and to make distributions to its shareholders.

To date the Business Plan has proceeded more rapidly and generated higher sales prices than initially anticipated. Immediately prior to the implementation of the Business Plan, the Trust owned 27 investments. At December 31, 1997, the Trust had two investments, and since that date one of these has been sold.

CONSOLIDATION

The consolidated financial statements of the Trust include the accounts of its wholly owned subsidiaries and of the trust established to hold certain assets of the Deferred Stock Plan as described in Note 8 (the "Rabbi Trust"). All significant intercompany accounts and transactions have been eliminated in consolidation.

FEDERAL INCOME TAXES

The Trust has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code. The Trust intends to continue to qualify as a real estate investment trust. Accordingly, no provision has been made for Federal income taxes in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Trust considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

INVESTMENT PARTNERSHIPS

Certain of the Trust's investments were made through partnerships or a participation agreement in which the Trust or one of its subsidiaries was the general partner or lead lender and other institutional investors were limited partners or participating lenders ("Investment Partnerships"). Based upon generally accepted accounting principles, the Trust applied the equity method to account for its Investment Partnerships.

VALUATION OF REAL ESTATE INVESTMENTS

Real estate investments are carried at cost, net of accumulated depreciation and any impairment losses. On August 1, 1996, the Trust adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets are less than the assets' carrying amount. Prior to August 1, 1996, the Trust's real estate investments were carried net of an allowance for possible investment losses. The Trust's allowance for possible investment losses was based upon management's estimate of the net realizable value of each investment, and to the extent this was less than the carrying value of an investment, an allowance for possible investment losses was established. In determining estimated net realizable value, consideration was given to many factors, such as income to be earned from the investment, the cost to hold the property to the hypothetical time of sale, the selling price a property would bring at such time, the cost of improving the property to the condition contemplated in determining the selling price, the cost of disposing of the property and prevailing economic conditions including availability of credit. The adoption of Statement No. 121 did not have any effect on the Trust's financial position or results of operations. However, the carrying values of certain real estate assets were written down against available reserves.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements have been depreciated over 25 to 39 years. Leasing commissions and tenant improvements have been amortized under the straight-line method over the terms of the related leases. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset have been charged to operations as incurred.

ASSETS HELD FOR SALE

At December 31, 1997, the Trust's two remaining assets were classified as Assets Held for Sale. The Trust defines an "Asset Held for Sale" as an asset that has been approved for sale by the Trustees and, if applicable, the Investment Partnership and either is being marketed for sale or is soon to be marketed. Assets Held for Sale are written down to the lower of cost or net realizable value and, in the case of investments held directly by the Trust, are classified separately on the balance sheet. Depreciation is not recorded on these assets. The revenues and expenses of an Asset Held for Sale are not reclassified, and continue to be recorded as they were prior to the reclassification.

MORTGAGE LOANS

The Trust accounts for its mortgage loans under the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement 118. The statement requires impairment losses to be recorded when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if collateral dependent.

STOCK OPTIONS

The Trust accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

CHANGE IN FISCAL YEAR

In January 1997, the Trustees authorized a change in the Trust's fiscal year from one which ended on July 31st to one which ends on the calendar year. The five-month period ended December 31, 1996 (the "Transition Period"), together with unaudited comparative data for the five-month period ended December 31, 1995, is presented within the body of the Trust's financial statements.

REVENUE RECOGNITION

For financial reporting purposes, the Owned Properties held directly by the Trust and the Investment Partnerships were accounted for on a one-month lag. Certain space leases at the Owned Properties held directly by the Trust provided for free rent periods and stepped minimum rents which were accounted for on a straight-line basis over the terms of the leases. Rental income recognized under the straight-line method was greater (less) than rent received or receivable by the Trust for financial reporting purposes by ($54,000), ($119,000) and $280,000 for the years ended December 31, 1997 and July 31, 1996 and 1995, respectively, and $24,000 and $77,000 (unaudited) for the five-month periods ended December 31, 1996 and 1995, respectively.

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." FASB Statement 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented and, where appropriate, restated to conform to the FASB Statement 128 requirements.

Basic net income per share is calculated by dividing net income by the weighted average Common Shares outstanding during the year. Basic net income per share on a quarterly basis may not total to the annual basic net income per share due to rounding.

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

RECLASSIFICATION

Certain items in the July 31, 1996 and 1995 financial statements have been reclassified to conform to the December 31, 1997 presentation.


NOTE 2.  REAL ESTATE INVESTMENTS

The Trust's real estate investments have consisted primarily of equity investments in completed, income-producing properties located throughout the United States. The Trust's portfolio of real estate investments has consisted of Structured Transactions and Owned Properties.

Land leasebacks and/or mortgage loans are classified as Structured Transactions. Land leasebacks consist of land purchased under income-producing properties and leased back under long-term net lease arrangements. The leases require fixed monthly base rental payments and generally also provide for overage rental payments, which are typically computed as a percentage of property gross receipts in excess of base amounts. The mortgage loan investments are generally long-term loans that require fixed monthly base interest payments and, when not payable on a self-amortizing basis, principal payments at maturity. Mortgage loans are generally owned in conjunction with land leaseback transactions and are subordinate to and have cross-default provisions with the land leasebacks. The loans allow for prepayment prior to maturity.

Operating properties are classified as Owned Properties. Owned Properties (which include those held in wholly owned subsidiaries) include land, buildings, tenant improvements, and other. Tenant improvements represent the cost of constructing or finishing tenant space under the terms of a lease for that space. Material disbursements that constitute new assets or improvements to existing assets that extend their useful lives and/or substantially increase their value are capitalized.

The Trust categorizes its Structured Transactions and Owned Properties into four groups, Structured Transactions held directly by the Trust, Owned Properties held directly by the Trust, Assets Held for Sale directly by the Trust (investments formerly classified as Structured Transactions held directly by the Trust and Owned Properties held directly by the Trust), and Investment Partnerships (inclusive of Structured Transactions, Owned Properties, and Assets Held for Sale). As of December 31, 1997, the Trust had two remaining real estate investments, both of which were classified as Assets Held for Sale directly by the Trust.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Real Estate Investments (net of accumulated depreciation) are as follows:

                                                                                          December 31,          July 31,
                                                                                             1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $           -          $   56,810,000
Structured Transactions held directly by the Trust
   Land leasebacks                                                                              -              14,180,000
   Mortgage loans                                                                               -              14,020,000

Investment Partnerships*                                                                        -               9,600,000
                                                                                      --------------      ---------------

                                                                                                -              94,610,000

Allowance for possible investment losses                                                        -              (4,636,000)
                                                                                      --------------       --------------

                                                                                                -              89,974,000

Assets Held for Sale directly by the Trust                                                15,077,000           16,938,000
                                                                                       -------------       --------------

                                                                                        $ 15,077,000        $ 106,912,000
                                                                                        ============        =============


*Inclusive of Assets Held for Sale in Investment Partnerships.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's Real Estate Investments (net of accumulated depreciation but before any allowance for possible investment losses) are diversified by type of property as follows:


                                                                                     December 31,                    July 31,
                                                                                        1997                           1996
------------------------------------------------------------------------------------------------------------------------------------

      OWNED PROPERTIES HELD DIRECTLY BY THE TRUST
      Office buildings                                                            $               -               $  20,653,000
      Shopping centers                                                                            -                  36,157,000
                                                                                 ---------------------           --------------

                                                                                                  -                  56,810,000
                                                                                 ---------------------           --------------

      STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST
      Hotels                                                                                      -                   8,316,000
      Shopping centers                                                                            -                   4,314,000
      Apartments                                                                                  -                  15,570,000
                                                                                 ---------------------           --------------

                                                                                                  -                  28,200,000
                                                                                 ---------------------           --------------

      INVESTMENT PARTNERSHIPS (1)
      Shopping centers                                                                            -                   6,656,000
      Apartments                                                                                  -                   2,944,000
                                                                                 ---------------------          ---------------

                                                                                                  -                   9,600,000
                                                                                 ---------------------          ---------------

      ASSETS HELD FOR SALE DIRECTLY BY THE TRUST
      Office buildings                                                                       9,777,000               16,938,000
      Hotels                                                                                 5,300,000                    -
                                                                                         -------------            -------------

                                                                                            15,077,000               16,938,000
                                                                                         -------------            -------------

      Total Real Estate Investments                                                       $ 15,077,000            $ 111,548,000
                                                                                          ============            =============


      REAL ESTATE INVESTMENTS BY TYPE OF PROPERTY
      Office buildings                                                                   $   9,777,000           $   37,591,000
      Hotels                                                                                 5,300,000                8,316,000
      Shopping centers                                                                            -                  47,127,000
      Apartments                                                                                  -                  18,514,000
                                                                                          ------------            -------------

      Total Real Estate Investments                                                       $ 15,077,000            $ 111,548,000
                                                                                          ============            =============


      NUMBER OF PROPERTIES                                                                           2                       14
                                                                                          ============            =============

      (1) Inclusive of Assets Held for Sale in Investment Partnerships.


      As of December 31, 1997, the Trust's two remaining real estate investments are located in the Midwest.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

ASSETS HELD FOR SALE DIRECTLY BY THE TRUST

At December 31, 1997, the Trust's portfolio of real estate investments consisted of two Assets Held for Sale directly by the Trust, Park Place, an office building previously classified as an Owned Property held directly by the Trust, and the Trust's investments in the Cincinnati Marriott Inn, a hotel previously classified as a Structured Transaction held directly by the Trust. Park Place, located in Clayton, Missouri, was acquired by a wholly owned subsidiary of the Trust in fiscal 1991, subject to a non-recourse first mortgage of $8,600,000. Upon the Trust's adoption of FASB Statement No. 121 in August 1996, the Trust allocated $1,239,000 of its former allowance for possible investment losses to this investment. At December 31, 1997, Park Place had a net book value of $9,777,000. The Trust's investments in the Cincinnati Marriott Inn, located in Cincinnati, Ohio, consisted of a land leaseback and mortgage loans. During fiscal year ended July 31, 1996, the Trust loaned an additional $600,000 to its lessee/mortgagor, secured by a junior leasehold mortgage, to make certain approved capital improvements to the hotel. Upon the Trust's adoption of FASB Statement No. 121 in August 1996, the Trust allocated $1,016,000 of its former allowance for possible investment losses to these investments. At December 31, 1997, Cincinnati Marriott Inn investments had an aggregate net book value of $5,300,000.

During calendar year 1997, the Trust sold three Assets Held for Sale directly by the Trust, Loehmann's Fashion Island, One Park West and Citibank Office Plaza - Schaumburg. In December 1997, the Trust sold Loehmann's Fashion Island shopping center to an unrelated party for $37,300,000, resulting in no gain or loss to the Trust. Previously, in August 1996, the Trust allocated $869,000 from its former allowance for possible investment losses to this investment. In addition, during the quarter ended July 31,1996, the Trust wrote down its investment in Loehmann's Fashion Island by $5,612,000, of which $3,000,000 was charged to earnings and the balance was charged to the Trust's previously established allowance for possible investment losses. In October 1997, the Trust sold the One Park West office building to an unrelated party for $20,685,000, resulting in a gain of approximately $1,334,000. In March 1993, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in One Park West, subject to a first mortgage loan of $10,227,000. Upon acquisition the Trust utilized a portion of its former allowance for possible investment losses to write down this investment by $6,000,000. In addition at July 31, 1996, the Trust wrote down its investment in this property by $1,519,000 when the Trust reclassified One Park West to an Asset Held for Sale directly by the Trust, this write-down was charged against the Trust's former allowance for possible investment losses. In August 1996, the Trust allocated $963,000 of its former allowance for possible investment losses to this investment. In July 1997, the Trust sold Citibank Office Plaza - Schaumburg to an unrelated third party for $9,640,000, resulting in no gain or loss to the Trust.

At July 31, 1996, the Trust had one Asset Held for Sale directly by the Trust, the One Park West office building. This investment, which had a net book value of $18,457,000, had previously been classified as an Owned Property held directly by the Trust. At July 31, 1996, the Trust wrote down its investment in this property by $1,519,000 to $16,938,000. This loss was charged against the Trust's former allowance for possible investment losses. In addition, during fiscal 1996, the Trust sold the Citibank Office Plaza - Oak Brook building to an unrelated third party for $11,380,000, resulting in a gain of approximately $470,000. In fiscal 1995, this investment, which had a net book value of $11,156,000, had previously been classified as an Owned Property held directly by the Trust. During the quarter ended July 31, 1995, the Trust wrote down its investment in this property by $971,000 to $10,185,000. This loss was charged against the Trust's former allowance for possible investment losses.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

OWNED PROPERTIES HELD DIRECTLY BY THE TRUST

The underlying assets included in Owned Properties held directly by the Trust were as follows:

                                                                                     December 31,                July 31,
                                                                                        1997                       1996
------------------------------------------------------------------------------------------------------------------------------------
      Land                                                                       $               -          $ 13,985,000
      Buildings                                                                                  -            38,390,000
      Tenant improvements                                                                        -             8,893,000
      Other                                                                                      -             1,983,000
                                                                                 --------------------     --------------

                                                                                                 -            63,251,000

      Accumulated depreciation                                                                   -            (6,441,000)
                                                                                 --------------------      -------------

      Owned Properties held directly by the Trust                                $               -          $ 56,810,000
                                                                                 ====================       ============


The operating results of Owned Properties held directly by the Trust (inclusive of Owned Properties classified as Assets Held for Sale directly by the Trust) are reflected in the consolidated statement of income as Rents from Owned Properties held directly by the Trust and Expenses on Owned Properties held directly by the Trust. Rents from Owned Properties held directly by the Trust represent base rents and expense reimbursements from tenants. Expenses on Owned Properties held directly by the Trust are as follows:


                                                                                                       Years Ended
                                                                                ----------------------------------------------------
                                                                                   December 31,          July 31,         July 31,
                                                                                      1997                1996              1995

      Repairs and maintenance                                                     $ 1,474,000         $ 1,819,000      $ 2,175,000
      Real estate taxes                                                             1,157,000           1,295,000        1,333,000
      Utilities                                                                       655,000           1,002,000        1,336,000
      General and administrative                                                    1,006,000             836,000        1,209,000
      Management fees                                                                 396,000             448,000          570,000
      Insurance                                                                        85,000             169,000          199,000
                                                                                  -----------         -----------      -----------

      Expenses on Owned Properties held directly by the Trust                     $ 4,773,000         $ 5,569,000      $ 6,822,000
                                                                                  ===========         ===========      ===========



                                                                                                 Five Months Ended
                                                                                ----------------------------------------------------
                                                                                 December 31,                         December 31,
                                                                                     1996                                 1995
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     (Unaudited)
      Repairs and maintenance                                                     $   662,000                       $     776,000
      Real estate taxes                                                               726,000                             583,000
      Utilities                                                                       338,000                             496,000
      General and administrative                                                      368,000                             322,000
      Management fees                                                                 147,000                             221,000
      Insurance                                                                        73,000                              74,000
                                                                                -------------                     ---------------

      Expenses on Owned Properties held directly by the Trust                     $ 2,314,000                       $   2,472,000
                                                                                  ===========                       =============


Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

At December 31, 1997, there were no Owned Properties held directly by the Trust. During the calendar year ended December 31, 1997, the Trust reclassified three real estate investments, Citibank Office Plaza - Schaumburg, Loehmann's Fashion Island and Park Place to Assets Held for Sale directly by the Trust.

During fiscal year ended July 31, 1996, the Trust reclassified One Park West to an Asset Held for Sale directly by the Trust.

During fiscal year ended July 31, 1995, the Trust sold the 6110 Executive Boulevard office building, located in Rockville, Maryland, to an unrelated party for $16,380,000, resulting in a gain of approximately $3,099,000. A wholly owned subsidiary of the Trust acquired the equity interest of its lessee in 6110 Executive Boulevard effective February 1, 1994, subject to a non-recourse first mortgage loan of $6,478,000. During the quarter ended January 31,1994, the Trust wrote down its investment in 6110 Executive Boulevard by $2,000,000. This write-down was charged against the Trust's allowance for possible investment losses. At July 31, 1995, the Trust reclassified Citibank Office Plaza - Oak Brook to an Asset Held for Sale directly by the Trust.

STRUCTURED TRANSACTIONS HELD DIRECTLY BY THE TRUST

At December 31, 1997, there were no Structured Transactions held directly by the Trust. During calendar year 1997, the Trust reclassified Cincinnati Marriott Inn to an Asset Held for Sale directly by the Trust and disposed of six Structured Transactions held directly by the Trust. The Trust's $2,000,000 City Centre Holiday Inn land investment was purchased by the Trust's lessee for $20,577,000, resulting in a gain to the Trust of $18,577,000. The Trust's $350,000 Lakeside Center land investment was purchased by the Trust's lessee for $2,350,000, resulting in a gain to the Trust of $1,944,000 after closing costs. The Trust's $400,000 Northbrook apartments land investment was purchased by the Trust's lessee for $750,000, resulting in a gain to the Trust of $350,000. The Trust's land and mortgage investments in Roseburg Valley Mall were sold to the Trust's lessee/mortgagor for $3,950,000, resulting in no gain or loss to the Trust. The Trust's lessee/mortgagor of its $5,400,000 Sandpiper Cove apartments land investment, its $2,230,000 Elm Creek apartments land investment and its $7,540,000 Elm Creek apartments mortgage loan investment purchased the investments, with an aggregate carrying value of $15,170,000, for $20,000,000, resulting in a gain to the Trust of $4,750,000 after closing costs.

During fiscal year ended July 31, 1996, the Trust disposed of three Structured Transactions held directly by the Trust. The Trust's $825,000 Bluffs II land investment was purchased by the Trust's lessee for $2,150,000, resulting in a gain to the Trust of $1,320,000 after closing costs. The Trust's $135,000 Yorkshire land investment was purchased by an unrelated third party for $460,000, resulting in a gain to the Trust of $310,000 after closing costs. The Trust's $2,000,000 Grosvenor Airport Inn land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related $2,000,000 mortgage loan was prepaid for $500,000, with the resulting loss of $1,500,000 being charged against the Trust's allowance for possible investment losses.

INVESTMENTS IN UNCONSOLIDATED INVESTMENT PARTNERSHIPS

As of December 31, 1997, neither the Trust nor its subsidiaries had investments in unconsolidated Investment Partnerships. These investments had been accounted for on the equity method. The Investment Partnerships provided for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:


                                                    Percent Owned by Trust
                                                    ----------------------
 Property Capital Midwest Associates, L.P.                  53.30%
 PCA Southwest Associates Limited Partnership               45.45%
 PCA Canyon View Associates Limited Partnership             23.81%
 Lisle Hilton Inn Loan Participation                        41.67%
 PCA Crossroads Associates, Ltd.                            25.00%

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)


Condensed combined financial statements of the unconsolidated Investment Partnerships are as follows:

Investment Partnerships
CONDENSED COMBINED BALANCE SHEETS

                                                                                     December 31,              July 31,
                                                                                        1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                                                   $             -           $  2,711,000
Owned Properties                                                                               -             12,682,000
Assets Held for Sale                                                                           -             18,210,000
Other assets                                                                                   -                 23,000
                                                                                -------------------       -------------

                                                                                 $             -           $ 33,626,000
                                                                                ===================       =============

LIABILITIES AND CAPITAL
Current liabilities                                                              $             -           $  1,077,000
Mortgage notes payable                                                                         -             10,314,000
Trust's share of combined capital                                                              -              9,600,000
Limited partners' share of combined capital                                                    -             12,635,000
                                                                                --------------------      -------------

                                                                                 $             -           $ 33,626,000
                                                                                ====================       ============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)


      Investment Partnerships
      CONDENSED COMBINED STATEMENTS OF INCOME


                                                                                                    Years Ended
                                                                                ----------------------------------------------------
                                                                                 December 31,      July 31,       July 31,
                                                                                     1997            1996           1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                         $  1,996,000   $ 22,146,000    $ 24,418,000
EXPENSES                                                                            1,768,000     14,817,000      20,150,000
                                                                                 ------------   ------------    ------------

INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS                                  228,000      7,329,000       4,268,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
  Gain on sale of real estate investments                                           1,885,000     14,944,000         242,000
  Write-down of real estate investments                                                  --      (11,051,000)     (4,454,000)
                                                                                 ------------   ------------    ------------

NET INCOME                                                                       $  2,113,000   $ 11,222,000    $     56,000
                                                                                 ============   ============    ============


INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS Trust's share of income before gain (loss) on real estate
  investments                                                                    $    120,000   $  3,326,000    $  1,858,000
Limited Partners' share of income before
  gain (loss) on real estate investments                                              108,000      4,003,000       2,410,000

GAIN (LOSS) ON REAL ESTATE INVESTMENTS
Trust's share of gain on sale of real estate investments                              857,000      3,994,000         110,000
Limited Partners' share of gain on sale of real estate
  investments                                                                       1,028,000     10,950,000         132,000
Trust's share of write-down of real estate investments
  (previously recorded by the Trust)                                                     --       (3,810,000)     (2,365,000)
Limited Partners' share of write-down of real estate investments                         --       (7,241,000)     (2,089,000)
                                                                                 ------------   ------------    ------------

NET INCOME                                                                       $  2,113,000   $ 11,222,000    $     56,000
                                                                                 ============   ============    ============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

      Investment Partnerships
      CONDENSED COMBINED STATEMENTS OF INCOME

                                                                                               Five Months Ended
                                                                                -------------------------------------------
                                                                                December 31,                December 31,
                                                                                    1996                       1995
      ---------------------------------------------------------------------------------------------------------------------
                                                                                                           (Unaudited)
      REVENUES                                                                  $  2,869,000              $  11,332,000
      EXPENSES                                                                     2,716,000                  7,292,000
                                                                                ------------              -------------

      INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS                           153,000                  4,040,000

      GAIN (LOSS) ON REAL ESTATE INVESTMENTS
        Gain on sale of real estate investments                                    3,495,000                 14,002,000
        Write-down of real estate investments                                     (1,178,000)                (7,134,000)
                                                                                ------------              -------------

      NET INCOME                                                                $  2,470,000               $ 10,908,000
                                                                                ============               ============

      INCOME BEFORE GAIN (LOSS) ON REAL ESTATE INVESTMENTS Trust's share of income before gain (loss) on real estate
        investments                                                             $     67,000              $   1,778,000
      Limited Partners' share of income before
        gain (loss) on real estate investments                                        86,000                  2,262,000

      GAIN (LOSS) ON REAL ESTATE INVESTMENTS
      Trust's share of gain on sale of real estate investments                       832,000                  3,501,000
      Limited Partners' share of gain on sale of real estate
        investments                                                                2,663,000                 10,501,000
      Trust's share of write-down of real estate investments
        (previously recorded by the Trust)                                          (576,000)                (1,845,000)
      Limited Partners' share of write-down of real estate
        investments                                                                 (602,000)                (5,289,000)
                                                                                ------------               -------------

      NET INCOME                                                                $  2,470,000               $ 10,908,000
                                                                                ============               =============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

The Trust's equity in unconsolidated Investment Partnerships was as follows:

                                                                                       December 31,            July 31,
                                                                                           1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $     --            $6,656,000
Property Capital Midwest Associates, L.P.                                                      --             1,308,000
PCA Southwest Associates Limited Partnership                                                   --             1,636,000
PCA Canyon View Associates Limited Partnership                                                 --                  --
Lisle Hilton Inn Loan Participation                                                            --                  --
PCA Crossroads Associates, Ltd.                                                                --                  --

                                                                                         $     --            $9,600,000
                                                                                         ==========          ==========



The Trust's share of net income (loss) (including gain on sales) from unconsolidated Investment Partnerships is as follows:

                                                                                                   Years Ended
                                                                                ----------------------------------------------------
                                                                                December 31,         July 31,           July 31,
                                                                                   1997                1996               1995
Property Capital Midwest Associates, L.P. (1)                                    $   110,000        $ 2,277,000      $   987,000
PCA Southwest Associates Limited Partnership (2)                                     868,000            721,000          101,000
PCA Canyon View Associates Limited Partnership (3)                                    (1,000)           153,000         (145,000)
Lisle Hilton Inn Loan Participation                                                     --              566,000          660,000
PCA Crossroads Associates, Ltd.                                                         --            3,603,000          365,000
                                                                                 -----------        -----------      -----------

                                                                                 $   977,000        $ 7,320,000      $ 1,968,000
                                                                                 ===========        ===========      ===========



(1) Net of the Trust's share of depreciation of $21,000 and $1,373,000 for years ended July 31, 1996 and 1995, respectively. No depreciation was recorded in 1997.

(2) Net of the Trust's share of depreciation of $52,000, $372,000, and $713,000 for the years ended December 31,1997 and July 31, 1996 and 1995, respectively.

(3) Net of the Trust's share of depreciation of $80,000 for the year ended July 31,1996. No depreciation was recorded in 1997. This property converted from a Structured Transaction to an Owned Property in August 1995.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

                                                                                               Five Months Ended
                                                                                ----------------------------------------------------
                                                                                 December 31,                  December 31,
                                                                                     1996                          1995
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Unaudited)
      Property Capital Midwest Associates, L.P. (1)                              $       53,000             $   1,066,000
      PCA Southwest Associates Limited Partnership (2)                                    3,000                   218,000
      PCA Canyon View Associates Limited Partnership (3)                                843,000                   125,000
      Lisle Hilton Inn Loan Participation                                                 -                       275,000
      PCA Crossroads Associates, Ltd.                                                     -                     3,595,000
                                                                                ---------------             -------------

                                                                                  $     899,000             $   5,279,000
                                                                                ===============             =============


      (1) Net of the Trust's share of depreciation of $17,000 for the five month period ended December 31, 1995. No depreciation was recorded in 1996.

      (2) Net of the Trust's share of depreciation of $103,000 and $228,000 for the five month periods ended December 31, 1996 and 1995, respectively.

      (3) Net of the Trust's share of depreciation of $29,000 for the five month period ended December 31, 1995. No depreciation was recorded in 1996. This property converted from a Structured Transaction to an Owned Property in August 1995.


Cash distributions received by the Trust from the unconsolidated Investment Partnerships are as follows:

                                                                                                 Years Ended July 31
                                                                                ----------------------------------------------------
                                                                                    December 31,      July 31,          July 31,
                                                                                      1997              1996              1995
      ------------------------------------------------------------------------------------------------------------------------------
      Property Capital Midwest Associates, L.P.                                  $      654,000     $ 19,506,000     $  1,195,000
      PCA Southwest Associates Limited Partnership                                    1,718,000        7,274,000        1,046,000
      PCA Canyon View Associates Limited Partnership                                    133,000          256,000            -
      Lisle Hilton Inn Loan Participation                                                 -            9,547,000          703,000
      PCA Crossroads Associates, Ltd.                                                      -           5,626,000          358,000
                                                                                ---------------   -------------     --------------

                                                                                  $   2,505,000     $ 42,209,000     $  3,302,000
                                                                                ===============   ==============    ==============



                                                                                                 Five Months Ended
                                                                                ----------------------------------------------------
                                                                                    December 31,                    December 31,
                                                                                       1996                            1995
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (Unaudited)
      Property Capital Midwest Associates, L.P.                                     $   5,889,000               $      765,000
      PCA Southwest Associates Limited Partnership                                        161,000                    3,410,000
      PCA Canyon View Associates Limited Partnership                                    2,345,000                      184,000
      Lisle Hilton Inn Loan Participation                                                   -                          279,000
      PCA Crossroads Associates, Ltd.                                                       -                        5,602,000
                                                                                  ---------------                -------------

                                                                                    $   8,395,000                 $ 10,240,000
                                                                                  ===============                =============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

August 1996, the Trust allocated a portion of its former allowance for possible investment losses in the amount of $576,000 to the Investment Partnerships. During fiscal year ended July 31, 1996, the Trust's Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets by $2,970,000 (the Trust's share). In addition, PCA Southwest Associates Limited Partnership and PCA Canyon View Associates Limited Partnership each wrote off an investment resulting in losses to the Trust of $307,000 and $533,000 (the Trust's share), respectively. During fiscal year ended July 31, 1995, the Trust's Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets by $2,365,000 (the Trust's share) to estimated net realizable value. The Trust charged these losses against its former allowance for possible investment losses as follows:

                                                                                                    Years Ended
                                                                                ----------------------------------------------------
                                                                                December 31,          July 31,           July 31,
                                                                                   1997                 1996               1995
      ------------------------------------------------------------------------------------------------------------------------------
      Property Capital Midwest Associates, L.P.                                 $          -       $   1,255,000     $  2,311,000
      PCA Southwest Associates Limited Partnership                                         -           1,017,000           54,000
      PCA Canyon View Associates Limited Partnership                                       -           1,538,000              -
                                                                                ----------------  --------------   ---------------

                                                                                $          -       $   3,810,000     $  2,365,000
                                                                                ================  ==============    ==============

                                                                                                   Five Months Ended
                                                                                ----------------------------------------------------
                                                                                  December 31,                   December 31,
                                                                                     1996                           1995
      ------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (Unaudited)
      Property Capital Midwest Associates, L.P.                                   $     276,000               $           -
      PCA Southwest Associates Limited Partnership                                      300,000                      307,000
      PCA Canyon View Associates Limited Partnership                                      -                        1,538,000
                                                                                ---------------               --------------

                                                                                  $     576,000                $   1,845,000
                                                                                ===============               ==============

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

During calendar year 1997, the Trust's last remaining Investment Partnership, PCA Southwest Associates Limited Partnership ("Southwest"), reclassified its Telegraph Hill apartments investment from an Owned Property to an Asset Held for Sale and, in June 1997, sold the investment to an unrelated third party for $13,750,000. The Trust realized a gain of $857,000 on this sale. During the Transition Period ended December 31, 1996, the Trust allocated a portion of its former allowance for possible investment losses to the Telegraph Hill investment in the amount of $300,000. The Trust, through a wholly owned subsidiary, had a 45.45% general partner interest in Southwest. During the year, the Trust has received its final distributions from Southwest, PCA Canyon View Associates Limited Partnership ("Canyon View") and Property Capital Midwest Associates, L.P. ("Midwest"). At December 31, 1997, the Trust had no investments in Investment Partnerships.

During the Transition Period ended December 31, 1996, two Investment Partnerships each sold an investment which was classified as an Asset Held for Sale at July 31, 1996. Canyon View, an Investment Partnership which owned the Canyon View II apartments in San Ramon, California, sold this property in August 1996 to a third party. In fiscal 1996 the Trust wrote down its share of the investment in this property by $1,005,000 and at July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale. The sale resulted in a gain to the Trust in the amount of $832,000. The Trust had a 23.81% general partner interest in Canyon View. Midwest, an Investment Partnership which owned the Plaza West Retail Center, reclassified this investment from an Owned Property to an Asset

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)

Held for Sale in fiscal year ended July 31, 1995, and at that time wrote down the investment to its estimated net realizable value. During the Transition Period ended December 31, 1996, the Trust allocated a portion of its former allowance for possible investment losses to this investment in the amount of $276,000. In October 1996, Plaza West was sold to an unrelated third party at no gain or further loss to the Trust. The Trust had a 53.3% general partner interest in Midwest.

During fiscal year ended July 31, 1996, certain of the Trust's Investment Partnerships disposed of three Structured Transactions. PCA Crossroads Associates, Ltd. ("Crossroads"), an Investment Partnership which owned the land underlying the Crossroads Mall in Boulder, Colorado, sold the land to its lessee, resulting in a gain to the Trust of $3,500,000 on its investment of $2,000,000. The Trust had a 25.0% general partner interest in Crossroads. The first mortgage held by the Lisle Hilton Inn loan participation ("Lisle"), secured by the Lisle Hilton Inn located in Lisle, Illinois, was prepaid at par. The Trust had a 41.67% interest in Lisle and received $8,942,000 from the prepayment. Canyon View, an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California, settled certain litigation. As a result, the Investment Partnership received $300,000 from the first mortgagee of Phase I for permitting it to foreclose on Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this partnership by $1,538,000. This write-down was charged against the Trust's allowance for possible investment losses. At July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale.

During fiscal 1996, two Investment Partnerships sold six Assets Held for Sale, three of which were classified as Assets Held for Sale at July 31, 1995 and three were reclassified to Assets Held for Sale during fiscal 1996. Southwest, an Investment Partnership which owned 2,848 apartments in Houston, Texas at July 31, 1995, sold the Chimney Rock complex to an unrelated party resulting in a gain to the Trust of $1,000. Two additional properties, St. Charles and Boardwalk, were reclassified during fiscal 1996 to Assets Held for Sale resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. These investments were sold in June 1996 to an unrelated third party resulting in a gain to the Trust of $50,000. Southwest also disposed of its Telegraph Hill - Phase B investment (259 units) by allowing the first mortgage lender to foreclose on the property and, as a result, the Trust wrote off its $307,000 net investment in this property against the Trust's allowance for possible investment losses. Midwest, an Investment Partnership which owned four investments in Overland Park, Kansas, reclassified its investment in College Hills 3 to an Asset Held for Sale in fiscal 1996. In addition, Midwest's Financial Plaza investment, which was previously reclassified to an Asset Held for Sale, was further written down by the Trust by $1,255,000. Financial Plaza, College Hills 3 and College Hills 8 were sold to unrelated third parties and the net sales prices of these properties resulted in a gain to the Trust aggregating $443,000.

During fiscal 1995, Southwest sold the Braes Hill project to an unrelated party resulting in a gain to the Trust of $110,000. At July 31, 1995, Southwest reclassified its investment in the Chimney Rock apartments to an Asset Held for Sale, resulting in a write-down by the Trust of $54,000, which was charged against the Trust's previously established allowance for possible investment losses. The Trust's investment in Southwest had a net book value of $8,932,000 prior to the Chimney Rock property write-down. At July 31, 1995, Midwest reclassified its investments in Financial Plaza, Plaza West Retail Center and College Hills 8 to Assets Held for Sale, resulting in a write-down by the Trust of $2,311,000. The Trust's investment in Midwest had a net book value of $27,451,000 prior to the Financial Plaza, College Hills 8 and Plaza West Retail Center write-downs. The Trust's share of the write-down was charged against the Trust's previously established allowance for possible investment losses.


NOTE 3.  INDEBTEDNESS

Both of the real estate investments owned on December 31, 1997 and a majority of the real estate investments owned on July 31, 1996 were subject to long-term first mortgage financing which aggregated $18,399,000 at December 31, 1997 and $111,420,000 at July 31, 1996. At December 31, 1997, $10,054,000 of the long term first mortgage financing represented debt on the Cincinnati Marriott Inn which was not reflected on the Trust's balance sheet because the obligation to pay such debt is that of the Trust's lessee/mortgagor.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INDEBTEDNESS (continued)

At December 31, 1997 one of the Trust's Assets Held for Sale directly by the Trust was encumbered by a first mortgage in the amount of $8,345,000. At July 31, 1996, two of the Trust's Owned Properties held directly by the Trust and an Asset Held for Sale directly by the Trust were encumbered by first mortgages aggregating $36,889,000.

                                                                                                   Principal Balance
                                                                                ----------------------------------------------------
                                                                                 December 31,     July 31,      Interest
                                                                                    1997            1996          Rate     Maturity
      ------------------------------------------------------------------------------------------------------------------------------
      Park Place                                                                   $8,345,000   $  8,430,000    5.65%      May 2008
      Loehmann's Fashion Island                                                         -         18,732,000    8.75%*    July 1998
      One Park West                                                                     -          9,727,000    9.50%     June 2000
                                                                                -------------   ------------

                                                                                   $8,345,000    $36,889,000
                                                                                =============   ============

      * Prime rate plus 1/4% at date of repayment; see below for further information.

The book value of real estate pledged as collateral for the $8,345,000 of long-term first mortgage financing on the Trust's Owned Property at December 31, 1997 was approximately $9,777,000. Scheduled principal payments on this loan at December 31, 1997 were as follows:

      Year ending December 31,
      -----------------------------------------------
      1998                                 $   85,000
      1999                                     85,000
      2000                                     85,000
      2001                                     85,000
      2002                                     85,000
      2003 and thereafter                   7,920,000
                                          -----------

      Total                                $8,345,000

In November 1993, the Trust refinanced the $8,600,000 first mortgage on the Park Place office building located in Clayton, Missouri, resulting in a reduction in the annual effective interest rate from 8.25% to 5.65%. Interest is payable semi-annually. The mortgage balance was $8,345,000 at December 31, 1997 and amortizes $85,000 annually in May through 2003, and $430,000 annually thereafter through May 2007. The then remaining balance of $6,115,000 matures in May 2008.

Loehmann's Fashion Island's first mortgage loan was refinanced on June 30, 1994 with an initial advance of $18,000,000. The loan commitment was for $30,000,000, with additional advances to be made through June 1996 based upon property performance. There were subsequent advances aggregating $6,000,000 and periodic amortization payments including a $3,000,000 payment made during fiscal 1996 and a $163,000 payment made in December 1996. The first mortgage loan had a maturity in July 1998 and bore interest at the lender's prime rate plus 1/4% with the Trust having the option to fix the interest rate from time to time at 2.25% above comparable term LIBOR or U.S. Treasury notes for a specified number of times. This option could be exercised at no cost or additional liability to the Trust. During calendar year 1997, Loehmann's Fashion Island was sold, at which time its outstanding mortgage loan was repaid.

In March 1993, a wholly owned subsidiary of the Trust acquired its lessee's interest in One Park West, an office building in Chevy Chase, Maryland, subject to a non-recourse mortgage loan of $10,227,000, carrying an annual interest rate of 9.50%, requiring monthly payments of principal and interest and maturing in June 2000. During calendar year 1997, One Park West was sold, at which time its outstanding mortgage loan was repaid.

During calendar 1997, the fiscal years ended July 31, 1996 and 1995, and the five-month periods ended December 31, 1996 and 1995, cash paid for interest on all of the Trust's debt was $2,704,000, $5,044,000, $6,818,000, $1,252,000 and
$2,277,000, respectively.

The fair value of the Trust's mortgage note payable at December 31, 1997 was $8,345,000. The fair value was estimated using discounted cash flow analyses on the mortgage note. The mortgage note payable is assumed to be held to maturity.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  RENTS UNDER OPERATING LEASES

All space leases at the Owned Property are classified as operating leases. Minimum future base rents to be received from leases in effect at December 31, 1997 were as follows:

      Year ending December 31,
      -------------------------------------------------------
      1998                                         $1,646,000
      1999                                          1,632,000
      2000                                          1,432,000
      2001                                            936,000
      2002                                            649,000
      2003 and thereafter                             318,000
                                                  -----------

      Total                                        $6,613,000

The minimum future base rents do not include contingent rentals, such as tenant reimbursements, which are received under certain leases based upon property operating costs, or percentage rents which are based on the level of a tenant's sales.


NOTE 5.  RENTAL EXPENSE

In July 1996, the Trust moved its offices to 101 Federal Street, Boston, Massachusetts, and entered into a lease that expires on August 31, 1998. In July 1996, the Trust's prior space lease expired. Rental expense was $116,000, $152,000, and $132,000 in calendar 1997 and fiscal years 1996 and 1995, respectively. Rental expense was $44,000 and $63,000 for the five-month periods ended December 31, 1996 and 1995, respectively. Future minimum rental payments will be a total of $75,000 for 1998.


NOTE 6.  ADVISORY SERVICES

Effective August 1, 1992 the Trust entered into an agreement with PCA Institutional Advisors ("PCAIA") pursuant to which the Trust assumed responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and the five former Investment Partnerships.

The Trust received annually the first $150,000 of amounts payable pursuant to the Advisory Agreements as compensation for providing such services, which amount generally corresponded to the additional expenses incurred by the Trust in performance of such tasks, plus 50% of additional amounts payable pursuant to the Advisory Agreements, which additional amounts aggregated $235,000 and $175,000 in fiscal years ended July 31, 1996 and 1995, respectively. No additional amount was received in calendar 1997. PCAIA receives the remaining 50% of such payments in excess of $150,000. Excluded from the foregoing arrangement was the termination fee provided for in the PCA Crossroads Associates, Ltd. ("Crossroads") advisory agreement, which fee was paid in fiscal 1996 solely to PCAIA. No amount was payable in 1997 or for the five months ended December 31, 1996.

NOTE 7.  RELATED PARTY TRANSACTIONS

During calendar 1997, the fiscal years ended July 31, 1996 and 1995, and the five month-periods ended December 31, 1996 and 1995, the Trust incurred legal fees in the amount of $145,000, $262,000, $224,000, $136,000 and $150,000,
respectively (exclusive of additional amounts paid by the Trust's lessees and borrowers, if any), from the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner. Not included in the above amount is the Trust's share of legal fees incurred by the Investment Partnerships in the amount of $2,000, $66,000, $17,000, $20,000 and $5,000 for those same periods, respectively.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  DILUTED NET INCOME PER SHARE

The following table sets forth the computation of diluted net income per share. The calculation is presented for the July 31, 1996 period only. The effect of stock options and convertible debt was antidilutive for all other periods.

                                                                                   Year Ended
                                                                                ---------------
                                                                                     July 31,
                                                                                       1996
      -----------------------------------------------------------------------------------------

      Numerator:                                                                   $5,914,000
         Net Income


         Numerator for diluted net income per share - income available             $5,914,000
         to common stockholders after assumed conversions                          ==========


      Denominator:                                                                  9,097,000
         Denominator for basic net income per share - weighted - average shares

         Effective of dilutive securities:                                            104,000
            Stock options

         Denominator for diluted net income per share - adjusted weighted -         9,201,000
         average shares and assumed conversions
                                                                                        $0.65
      Basic net income per share
                                                                                        $0.64
      Diluted net income per share

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                                            Average
                                                                                   Number                Option Price
                                                                                 of Shares                 Per Share

      ------------------------------------------------------------------------------------------------------------------
      Granted - 1993                                                            107,750                    $3.750*
                                                                                 (4,000)                   $3.750
      Canceled - 1993                                                           -------

                                                                                103,750                    $3.750
      Shares under option at July 31, 1993                                      -------

                                                                                 68,850                    $6.375*
      Granted - 1994                                                             (2,000)                   $3.750
      Exercised - 1994                                                          -------

                                                                                170,600                    $4.809
      Shares under option at July 31, 1994                                      -------

                                                                                 82,500                    $6.140*
      Granted - 1995                                                             (3,000)                   $4.625
      Exercised - 1995                                                          -------

                                                                                250,100                    $5.251
      Shares under option at July 31, 1995                                      -------

                                                                                (23,640)                   $4.751
      Exercised - 1996                                                          -------

                                                                                226,460                    $5.303
      Shares under option at July 31, 1996                                      -------

                                                                                (91,100)                   $1.256
      Exercised - Transition Period ended December 31, 1996                     -------

                                                                                135,360                    $3.593
      Shares under option at December 31, 1996                                  -------

                                                                               (135,360)                   $2.683
      Exercised - calendar 1997                                                 -------

                                                                                      -
      Shares under option at December 31, 1997                                  =======

                                                                                      -
      Options exercisable at December 31, 1997                                  =======

                                                                                144,900
      Options available for grant at beginning of year                          =======

                                                                                144,900
      Options available for grant at December 31, 1997                          =======


      * The option price was reduced as a result of distributions made in excess of funds from operations as provided for in the Plan.

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

                                                                                                          Average
                                                                                 Number                 Option Price
                                                                                of Shares                Per Share
                                                                                ---------                ---------
      Options granted on November 30, 1994
        and outstanding at July 31, 1995                                          24,000                   $6.125*
      Options granted on December 15, 1995                                        24,000                   $8.563*
                                                                                 -------

      Options outstanding July 31, 1996                                           48,000                   $7.344
      Options granted on December 17, 1996                                        20,000                   $8.063*
                                                                                 -------

      Options outstanding at December 31, 1996                                    68,000                   $5.685*

      Exercised - 1997                                                           (48,000)                  $3.151
                                                                                 -------

      Options outstanding at December 31, 1997                                    20,000                   $4.043*
                                                                                 =======

      * The option price was reduced as a result of distributions made in excess of funds from operations as provided for in the Plan.


AMENDED AND RESTATED DEFERRED STOCK PLAN FOR NON-EMPLOYEE TRUSTEES

In November 1994, the Amended and Restated Deferred Stock Plan for Non-Employee Trustees (the "Deferred Stock Plan") was approved by the shareholders of the Trust. If a Trustee elects to defer payment of Trustee fees, share units are allocated to such Trustee's account based upon the closing price for the Common Shares on the date the fees would have been earned. Share units are also allocated to reflect dividends that would have been paid on such share units. Payments to a Trustee are made upon death, disability or cessation of service as a Trustee or upon a termination of the Deferred Stock Plan by the Trustees. There are 250,000 Common Shares available under this Deferred Stock Plan. This Deferred Stock Plan replaced a previous plan the shares of which were transferred to this Deferred Stock Plan on November 30, 1994.

In fiscal 1994, the Trust entered into a Trust Agreement with BankBoston, N.A. (formerly BayBank), a Massachusetts corporation, whereby BankBoston agreed to hold the Common Shares (and dividends thereon) that are issued under the Deferred Stock Plan (an arrangement commonly known as a "Rabbi Trust"). During the fiscal year ended July 31, 1996, the Rabbi Trust was funded with Common Shares that had been deferred under the Deferred Stock Plan. Under current accounting rules, assets of a Rabbi Trust must be accounted for as assets of the Trust.

As of December 31, 1997, the Rabbi Trust had total assets of $3,226,000, including $1,316,000 representing its holdings of the Trust's Common Shares and a fund balance of $1,910,000. The Common Shares held by the Rabbi Trust are reflected at cost as treasury stock in the accompanying consolidated balance sheet. The remaining assets are reflected as "other assets" and the fund balance is reflected as "accounts payable and accrued expenses" in the accompanying consolidated balance sheet. The Deferred Stock Plan was terminated by the Trustees subsequent to year end, and the assets of the Rabbi Trust were distributed to the participating Trustees at that time.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  SHAREHOLDERS' EQUITY (continued)

  Share units transferred November 30, 1994                                                118,385
  Share units issued fiscal 1995                                                            30,983
  Share units exercised fiscal 1995                                                        (20,296)
                                                                                         ---------

  Share units outstanding July 31, 1995                                                    129,072
  Share units issued fiscal 1996                                                            20,922
  Share units exercised fiscal 1996                                                        (14,903)
                                                                                         ---------
  Share units outstanding prior to transfer to Rabbi Trust                                 135,091
  Share units issued in Property Capital Trust Common Shares and
    transferred to the Rabbi Trust                                                        (135,080)

  Share units outstanding July 31, 1996                                                         11
  Share units issued Transition Period                                                       6,671
  Common shares issued and transferred to the Rabbi Trust                                   (6,680)
                                                                                         ---------

  Share units outstanding December 31, 1996                                                      2
  Cumulative fractional share units cashed-out and invested by the Rabbi Trust                  (2)
                                                                                         ---------

  Share units outstanding December 31, 1997                                                      -
                                                                                         =========


  Common Shares issued and transferred to the Rabbi Trust                                  135,080
  Dividends reinvested in Common Shares issued and transferred to the Rabbi Trust           49,559
                                                                                         ---------

  Total Common Shares in the Rabbi Trust July 31, 1996                                     184,639
  Common Shares issued and transferred to the Rabbi Trust                                    6,680
  Dividends reinvested in Common Shares issued and transferred to the Rabbi Trust           24,819
  Distributions of Common Shares from the Rabbi Trust to retired Trustees                  (22,211)
                                                                                         ---------

  Total Common Shares in the Rabbi Trust December 31, 1996                                 193,927
  Distributions of Common Shares from the Rabbi Trust to retired Trustee                    (7,076)

  Total Common Shares in the Rabbi Trust December 31, 1997                                 186,851
                                                                                         ==========


SHAREHOLDER RIGHTS PLAN

On September 28, 1990 (the "Declaration Date"), the Trustees adopted a Shareholder Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one right for each of the Trust's outstanding Common Shares to shareholders of record at the close of business on October 12, 1990. Each right entitles the holder thereof, upon the occurrence of certain events making such rights exercisable, to exercise the right to buy one Common Share at a purchase price of $27.00. The rights become exercisable (i) 10 business days following the announcement that a person or group of persons has acquired or obtained the right to acquire 9.8% or more of the Common Shares (with certain exceptions for persons who were shareholders on the Declaration
Date) or (ii) upon the closing of a tender offer resulting in ownership of 9.8% or more of the Common Shares (any person acquiring in excess of 9.8% of the Common Shares being an "Acquiror"). On the twenty-first business day after the acquisition of 9.8% or more of the Common Shares by an Acquiror, or upon the closing of a tender offer for 9.8% or more of the Common Shares by an Acquiror, each right will entitle its holder to purchase, at the right's exercise price, that number of Common Shares having a market value at that time of twice the right's exercise price. Each right will also become exercisable to purchase Common Shares at a 50% discount in the event that an Acquiror engages in self-dealing transactions with the Trust. If, at any time after the rights become exercisable, the Trust is involved in a merger or other business combination in which the Trust is not the surviving entity, each right will entitle its holder to purchase, at the right's exercise price, that number of shares of the acquiring company's common stock having a market value at that time of twice the right's exercise price. The rights will expire on the earlier of (i) September 28, 2000 or (ii) their redemption by the Trustees at any time prior to the date that they become exercisable, as described above, at a price of $.01 per right.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  DIVIDENDS

The Trust paid quarterly dividends approximately 55 days following each fiscal quarter, normally equal to at least 100% of income before gains (losses) on real estate investments. Because substantially all of the Trust's real estate investments have been disposed of, no further quarterly dividends will be paid. However, it is the current intention of the Trustees to pay special dividends in the future in conjunction with the disposition of the Trust's two remaining properties.

                                                                                                    Years Ended
                                                                                ----------------------------------------------------
                                                                                 December 31,         July 31,       July 31,
                                                                                   1997                 1996           1995

      Quarterly dividends declared                                                 $ .18              $  .48           $ .41
      Special dividends declared                                                    8.75                2.75              -
                                                                                   -----              ------           -----

      Total dividends declared                                                     $8.93               $3.23           $ .41
                                                                                   =====               =====           =====


                                                                                      Five Months Ended
                                                                                         December 31,
                                                                                ---------------------------
                                                                                   1996             1995
                                                                                                (Unaudited)

      Quarterly dividends declared                                                 $ .18           $ .24
      Special dividends declared                                                    1.00               -
                                                                                   -----           -----

      Total dividends declared                                                     $1.18           $ .24
                                                                                   =====           =====


In order to qualify as a real estate investment trust, Property Capital Trust must distribute substantially all of its taxable income to shareholders not later than twelve months following the end of its fiscal year.

Property Capital Trust
CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                     CALENDAR 1997
                                                                                     Quarters Ended
                                                            ------------------------------------------------------------
                                                               March 31,       June 30,     September 30,    December 31,

Revenues                                                    $  4,138,000    $  4,135,000    $  3,738,000    $  2,706,000
Expenses                                                       3,616,000       2,907,000       2,676,000       2,033,000
                                                            ------------    ------------    ------------    ------------

Income before Gain on Sale of Real Estate Investments            522,000       1,228,000       1,062,000         673,000
Gain on Sale of Real Estate Investments                       18,577,000       2,801,000       4,750,000       1,684,000
                                                            ------------    ------------    ------------    ------------

Net Income                                                  $ 19,099,000    $  4,029,000    $  5,812,000    $  2,357,000
                                                            ============    ============    ============    ============

Net Income per Share
Income before Gain on Sale of Real Estate Investments       $       0.05    $       0.13    $       0.11    $       0.07
Gain on Sale of Real Estate Investments                             1.95            0.29            0.50            0.18
                                                            ------------    ------------    ------------    ------------

Basic and Diluted Net Income per Share                      $       2.00    $       0.42    $       0.61    $       0.25
                                                            ============    ============    ============    ============

Average Shares Outstanding                                     9,520,000       9,579,000       9,584,000       9,584,000
                                                            ============    ============    ============    ============



                                                                                      FISCAL 1996
                                                                                    Quarters Ended
                                                            ------------------------------------------------------------
                                                              October 31,      January 31,      April 30,       July 31,

Revenues                                                    $  5,828,000    $  5,463,000    $  5,255,000    $  5,253,000
Expenses                                                       4,998,000       4,931,000       4,257,000       7,320,000
                                                            ------------    ------------    ------------    ------------

Income (Loss) before Gain on Sale of Real Estate
  Investments and Extraordinary Item                             830,000         532,000         998,000      (2,067,000)
Gain on Sale of Real Estate Investments                        3,501,000         780,000         443,000       1,370,000
                                                            ------------    ------------    ------------    ------------

Income (Loss) before Extraordinary Item                        4,331,000       1,312,000       1,441,000        (697,000)
Extraordinary Loss from Extinguishment of Debt                   (63,000)       (169,000)       (165,000)        (76,000)
                                                            ------------    ------------    ------------    ------------

Net Income (Loss)                                           $  4,268,000    $  1,143,000    $  1,276,000    $   (773,000)
                                                            ============    ============    ============    ============

Net Income (Loss) per Share
Income (Loss ) before Gain on Sale of Real Estate
  Investments and Extraordinary Item                        $       0.09    $       0.06    $       0.11    $      (0.22)
Gain on Sale of Real Estate Investments                             0.39            0.09            0.05            0.15
                                                            ------------    ------------    ------------    ------------

Income (Loss) before Extraordinary Item                             0.48            0.15            0.16           (0.07)
Extraordinary Loss from Extinguishment of Debt                     (0.01)          (0.02)          (0.02)          (0.01)
                                                            ------------    ------------    ------------    ------------

Basic Net Income (Loss) per Share                           $       0.47    $       0.13    $       0.14    $      (0.08)
                                                            ============    ============    ============    ============

Diluted Net Income (Loss) per Share                         $       0.47    $       0.12    $       0.14    $      (0.08)
                                                            ============    ============    ============    ============

Average Shares Outstanding                                     9,054,000       9,064,000       9,088,000       9,182,000
                                                            ============    ============    ============    ============


(1) Includes $3,000,000 write-down of Loehmann's Fashion Island.

Property Capital Trust
SCHEDULE II

ALLOWANCE FOR POSSIBLE INVESTMENT LOSSES


                                                                         Five Months Ended              Years Ended
                                                                         -----------------              -----------
                                                                           December 31,            July 31,            July 31,
                                                                              1996                  1996                 1995
      ------------------------------------------------------------------------------------------------------------------------------
      Balance at beginning of period                                     $ 4,636,000           $ 14,077,000        $ 17,413,000
      Allocation to specific investments (1)                              (4,636,000)                    -                   -
      Property write-downs                                                        -              (9,441,000)         (3,336,000)
                                                                         -----------           -------------       ------------
      Balance at end of period                                           $        -            $   4,636,000       $ 14,077,000
                                                                         ===========           =============       ============

      Allowance as a % of Real Estate Investments
        (before allowance for possible investment
        losses and Asset Held for Sale directly by the Trust)                                            4.9%                8.5%
                                                                                                         ===                 ===


         (1) In August 1996, the allowance for possible investment losses was allocated to specific investments per FASB Statement No. 121. For further information see Note 1, "Basis of Presentation and Significant Accounting Policies, Valuation of Real Estate Investments."

The allowance for possible investment losses represented the excess of the carrying value of individual real estate investments over their estimated net realizable value. Based upon a review and evaluation of each real estate investment in the Trust's portfolio, management believed the allowance was adequate as of each date presented.

Property Capital Trust
SCHEDULE III
DECEMBER 31, 1997
(dollars in thousands)


ASSET HELD FOR SALE DIRECTLY BY THE TRUST (i)
LAND LEASEBACK

                                                              Third Party Senior
                                                                  Indebtedness
                                                   Rentable       Date of                     Balance              Interest Rate/
Type and Name of Property            Location        Space        Investment                at 12/31/97              Maturity
------------------------------------------------------------------------------------------------------------------------------------
HOTELS

Cincinnati Marriott Inn (b)        Cincinnati, OH    350 rooms     Feb 84                     $10,054             9.75% / 1999


ASSET HELD FOR SALE DIRECTLY BY THE TRUST (i)
OWNED PROPERTY

                                                                         Third Party Senior           Amount of Trust's Investment
                                                                            Indebtedness                 at Date of Acquisition
                                                                            ------------                 ----------------------

                                          Rentable          Date of          Balance     Interest Rate/                Buildings and
Type and Name of Property   Location       Space          Acquisition(f)   at 12/31/97    Maturity       Land (a)       Improvements
------------------------------------------------------------------------------------------------------------------------------------
OFFICE BUILDINGS

Park Place                 Clayton, MO    72,000 sq. ft.     Jan 91          $ 8,345     5.65% / 2008    $ 3,000          $ 9,194



SCHEDULE IV
DECEMBER 31, 1997
(dollars in thousands)

ASSET HELD FOR SALE DIRECTLY BY THE TRUST
MORTGAGE LOANS


                                                                                                                      Allocation
                                                                                                                      of Trust's
                                                                                           Periodic                  former Loss
                                                  Type of            Interest              Payment     Amount of     Allowance at
Type and Name of Property      Location           Mortgage             Rate      Maturity   Terms     Trust's Loan     8/1/96
----------------------------------------------------------------------------------------------------------------------------------
HOTEL
Cincinnati Marriott Inn (a)    Cincinnati, OH    First leasehold      7.00% (b)  03/01/14     (c)      $3,716         ($1,016)
                                                 Junior leasehold     8.00%      03/01/14     (c)         600               -
                                                                                                     --------         --------

                                                                                                      $4,316 (d)      ($1,016) (d)


  Amount of                                                        Rent and                   Base                Overage
Trust's Land                           Annual                       Overage                  Income               Income
 Investment                            Base                       Receivable                   Y/E                  Y/E
at 12/31/97  (a)                     Land Rent                    at 12/31/97               12/31/97              12/31/97
-----------------------------------------------------------------------------------------------------------------------------
 $2,000                                12.00%                             -                 $240(d)               $226 (e)



                                                                                                         Rents from
               Allocation                                                                                Owned
  Costs        of Trust's                                                                                Properties
Capitalized    former Loss  Gross Amount of Trust's Investment Write-off of      Net       Rents       held directly
 Subsequent    Allowance             Buildings and             Accumulated   Investment   Receivable    by the Trust
to Acquisition at 8/1/96      Land (a)  Improvements   Total   Depreciation  at 12/31/97  at 12/31/97   Y/E 12/31/97
------------------------------------------------------------------------------------------------------------------------------
$ 1,579         $1,239 (h)     $ 3,000      $ 9,534    $12,534  $ 2,757      $ 9,777      $ 125         $ 1,682(j)


 Expenses on
    Owned
  Properties
held directly      Depreciation
 by the Trust       Expense
 Y/E 12/31/97      Y/E 12/31/97
-------------------------------
 $ 661(k)           $ 413(l)




    Net                                                                                                           Interest
 Amount of                  Principal                   Principal                     Interest                       Income
Trust's Loan               Payment at                    Amount                      Receivable                       Y/E
 at 12/31/97                Maturity                   Delinquent                   at 12/31/97                     12/31/97
------------------------------------------------------------------------------------------------------------------------------
  $2,700                    -                              -                            $22                          $24
     600                    -                              -                              4                           48
 --------               ---------                      ---------                       -----                        -----

  $3,300 (d)                -                              -                            $26                         $296(e)
 ========               =========                      =========                        ===                         ====

Property Capital Trust
NOTES TO SCHEDULE III

(a) This amount represents the cost of each land investment and the amount at which each investment is carried on the balance sheet at December 31, 1997. The cost of each land investment for financial reporting purposes and the cost of each land investment for federal income tax purposes are as follows:

            Name of Property              Book Basis              Tax Basis
            ---------------------------------------------------------------
            Cincinnati Marriott Inn      $2,000,000              $1,419,000
            Park Place                    3,000,000                 767,000


(b)   The Trust also holds a leasehold mortgage on this property (see Schedule
      IV).


(c) Changes in the Trust's investment in Structured Transactions held directly by the Trust - land leasebacks are summarized below (dollars in thousands).


                                                                    Year Ended     Five Months Ended            Years Ended
                                                                    ----------     -----------------            -----------

                                                                    December 31,       December 31,      July 31,         July 31,
                                                                      1997               1996             1996              1995
      ------------------------------------------------------------------------------------------------------------------------------
      Balance at beginning of period                                 $ 14,180          $ 14,180          $ 17,140        $ 17,140
      Sales                                                           (12,180)              -              (2,960)             -
      Reclassified to Assets Held for Sale directly by the Trust       (2,000)              -                  -               -
                                                                     ---------         --------          ---------      ---------

      Balance at end of period                                       $       -         $ 14,180          $ 14,180        $ 17,140
                                                                     ==========        ========          ========        ========


(d) This does not include base income of $676,000 earned in calendar year 1997 from investments disposed of during the year.


(e) This does not include overage income of $927,000 earned in calendar year 1997 from investments disposed of during the year.


(f) The Trust acquired the equity interest in this property from its lessee. The date of the acquisition reflects the date on which the Trust converted its land leaseback investment to an Owned Property held directly by the Trust.


(g) Changes in the Trust's investment in Owned Properties held directly by the Trust are summarized below (dollars in thousands).

                                                                     Year Ended     Five Months Ended        Years Ended
                                                                     ----------     -----------------        -----------
                                                                     December 31,    December 31,       July 31,         July 31,
                                                                      1997              1996             1996             1995
      ------------------------------------------------------------------------------------------------------------------------------
      Balance at beginning of period                                  $ 67,354        $ 69,742         $ 94,507        $116,354
      Acquisitions and additions                                           475             656              902           5,551
      Sales to third parties                                               -               -                -           (12,465)
      Investments written-down/former loss allowance allocated             -            (3,044)          (5,612)            -
      Reclassified to Assets Held for Sale directly by the Trust       (67,829)            -            (20,055)        (14,933)
                                                                      --------        ---------         --------        --------

      Balance at end of period                                        $      -         $ 67,354         $ 69,742        $ 94,507
                                                                      =========        ========         ========        ========

Property Capital Trust
NOTES TO SCHEDULE III (continued)

(h) This does not include $1,805,000 of the Trust's former allowance for possible investment losses on August 1, 1996.


(i) Changes in the Trust's investment in Assets Held for Sale directly by the Trust are summarized below (dollars in thousands).


                                                                        Year Ended  Five Months Ended        Years Ended
                                                                        ----------  -----------------        -----------
                                                                       December 31,   December 31,     July 31,       July 31,
                                                                          1997           1996           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $ 16,984       $ 16,938      $ 10,185    $        -
Acquisitions and additions                                                3,517             46           173             -
Sales to third parties                                                  (62,996)           -         (10,358)            -
Reclassified from Owned Properties held directly by the Trust            67,829            -          20,055          14,933
Reclassified from Structured Transactions held directly by the Trust      5,300            -             -               -
Investments written-down                                                    -              -          (1,519)           (971)
Write-off of accumulated depreciation                                   (15,557)           -          (1,598)         (3,777)
                                                                        -------      ---------      --------        --------

Balance at end of period                                               $ 15,077       $ 16,984      $ 16,938        $ 10,185
                                                                       ========       ========      ========        ========


(j) This does not include rental income of $9,064,000 earned in calendar year 1997 from investments which were disposed of during the year.


(k) This does not include operating expenses of $4,112,000 incurred in calendar year 1997 from investments which were disposed of during the year.

(l) This does not include depreciation expense in the amount of $807,000 on Loehmann's Fashion Island and Citibank Office Plaza - Schaumburg which were reclassified to Assets Held for Sale directly by the Trust during calendar year 1997.

Property Capital Trust
NOTES TO SCHEDULE IV




(a) The Trust also has a land leaseback investment in this property. First mortgage indebtedness and rentable space are shown with this investment (see Schedule III).

(b) The interest rate on this mortgage was renegotiated, effective April 1, 1994, from a cash flow basis to 5.65% through March 31, 1997 and 7% thereafter.

(c) Monthly payments of interest only until April 30, 1999. Thereafter, monthly payments of interest and principal amortizing on a 30- year schedule. The loan may be prepaid at any time.

(d) Changes in the Trust's investment in Structured Transactions held directly by the Trust - mortgage loans are summarized below (dollars in thousands).

                                                                    Year Ended     Five Months Ended            Years Ended
                                                                    ----------     -----------------            -----------
                                                                    December 31,    December 31,       July 31,         July 31,
                                                                      1997            1996               1996           1995
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                      $ 12,999          $ 14,020         $ 15,431        $ 15,441
New mortgage loans                                                       -                 -                600             -
Repayments                                                            (9,699)               (5)            (511)            (10)
Mortgage loans written-down/former loss allowance allocated              -              (1,016)          (1,500)            -
Reclassified to Assets Held for Sale directly by the Trust            (3,300)              -                -               -
                                                                   ---------          ---------        --------        --------

Balance at end of period                                            $    -            $ 12,999         $ 14,020        $ 15,431
                                                                   =========          =========        ========        ========


(e) This does not include interest income of $744,000 earned in calendar year 1997 from loans which were prepaid during the year.

                           ANNUAL REPORT ON FORM 10-K
                              ITEM 8 AND ITEM 14(D)




                              FINANCIAL STATEMENTS


                 For the Ten Month Period Ended October 31, 1997
                                     and the
                     Years Ended December 31, 1996 and 1995


                    PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                              Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS


To the Partners
Property Capital Midwest Associates, L.P.


We have audited the accompanying balance sheet of Property Capital Midwest Associates, L.P. (the "Partnership") as of December 31, 1996, and the related statements of operations, cash flows, and partners' equity for the ten month period ended October 31, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Capital Midwest Associates, L.P. at December 31, 1996 and the results of its operations and its cash flows for the ten months period ended October 31, 1997 and for each of two years ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP



Boston, Massachusetts
November 3, 1997

Property Capital Midwest Associates, L.P.
BALANCE SHEET


                                                  December 31,
                                                     1996
                                                  ------------
ASSETS
Cash and cash equivalents                         $  1,142,052
Rent receivable                                         17,469
Other assets                                             4,431
                                                  ------------

                                                  $  1,163,952

LIABILITIES AND PARTNERS' EQUITY
Liabilities
  Real estate taxes payable                       $     88,195
  Accounts payable and accrued expenses                 55,005
                                                  ------------

                                                       143,200

Partners' Equity
  Capital contributions                             11,095,815
  Accumulated deficit                              (10,075,063)

  Total Partners' Equity                             1,020,752

                                                   $ 1,163,952

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF OPERATIONS




                                                  Ten Months Ended          Year Ended                 Year Ended
                                                    October 31,             December 31,               December 31,
                                                        1997                    1996                       1995
                                                   --------------         ----------------          -----------------
REVENUES
Rental income                                        $     89,132              $ 3,799,329               $ 8,790,766
Short-term interest income                                 49,727                   52,816                    40,738
                                                     ------------            -------------             -------------

                                                          138,859                3,852,145                 8,831,504
                                                      -----------              -----------               -----------


PROPERTY EXPENSES
Write-down of real estate investments                           -                        -                 6,690,172
Depreciation                                                    -                        -                 1,567,827
Real estate taxes                                         (72,695)                 555,725                 1,310,337
Utilities                                                       -                  567,887                 1,095,158
Repairs and maintenance                                         -                  162,946                   446,591
Management                                                      -                  148,103                   306,885
Cleaning                                                        -                  143,965                   314,371
Roads and grounds                                               -                   86,658                   169,959
Other                                                           -                   73,225                   148,983
Insurance                                                       -                   43,653                    59,214
Security                                                        -                   12,161                    34,446
                                                    -------------              -----------               -----------

                                                          (72,695)               1,794,323                12,143,943
                                                    -------------              -----------               -----------

PARTNERSHIP EXPENSES
Advisory fee                                               13,816                   77,858                   271,803
Administrative expense                                     (8,173)                 125,032                    60,191
                                                    -------------              -----------               -----------

                                                            5,643                  202,890                   331,994
                                                    -------------              -----------               -----------

NET OPERATING INCOME (LOSS)                               205,911                1,854,932                (3,644,433)

Gain on sale of real estate investments                         -                  446,449                         -
                                                    -------------              -----------               -----------

NET INCOME (LOSS)                                    $    205,911              $ 2,301,381               $(3,644,433)
                                                     ============              ===========               ===========


                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF CASH FLOWS


                                                  Ten Months Ended          Year Ended                 Year Ended
                                                    October 31,             December 31,               December 31,
                                                        1997                    1996                       1995
                                                   --------------         ----------------          -----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                    $    205,911              $ 2,301,381              $ (3,644,433)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Gain on sale of real estate investments                         -                 (446,449)                        -
  Depreciation                                                  -                        -                 1,567,827
  Write-down of real estate investments                         -                        -                 6,690,172
  Changes in assets and liabilities
     Decrease in rent receivable                           17,469                   45,240                   128,338
     Decrease in prepaid insurance                              -                   30,407                     2,084
     Decrease in other assets                               4,431                   54,198                    31,278
     (Decrease) increase in real estate taxes
      payable                                             (88,195)                (649,702)                   78,073
     (Decrease) increase in accounts payable
      and accrued expenses                                (55,005)                (167,583)                   85,406
     Decrease in prepaid rent                                   -                 (122,882)                  (39,340)
     Decrease in security deposits                              -                 (201,872)                  (16,414)
                                                       ----------             ------------               -----------

Net Cash Provided by Operating Activities                  84,611                  842,738                 4,882,991
                                                       ----------             ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES

Disposition of real estate investments                          -               46,522,707                         -
Capital expenditures                                            -                 (228,727)               (1,208,402)
                                                       ----------             ------------              ------------

Net Cash Provided by (Used in) Investing
  Activities                                                    -               46,293,980                (1,208,402)
                                                       ----------             ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES

Distributions of operating income of
  invested capital                                       (226,663)              (2,130,000)               (3,596,000)
Distributions of invested capital                      (1,000,000)             (44,395,880)                        -
                                                       ----------             ------------              ------------

Net Cash Used in Financing Activities                  (1,226,663)             (46,525,880)               (3,596,000)
                                                       ----------             ------------              ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (1,142,052)                 610,838                    78,589

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                1,142,052                  531,214                   452,625
                                                       ----------            -------------              ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $        -              $ 1,142,052              $    531,214
                                                       ==========              ===========              ============


                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                           Beginning        Net        Distributions       Distributions            Ending
                            Ownership       Partners'      (Loss)       of Operating         of Invested            Partners'
                            Percentage      Equity         Income         Income               Capital              Equity
                            ----------      ------         ------         ------               -------              ------
FOR THE YEAR ENDED
DECEMBER 31, 1995

Property Capital Trust,
  General Partner           53.2967%     $27,973,140   $(1,942,363)     $(1,916,549)      $            -         $24,114,228

Limited Partners            46.7033       24,512,544    (1,702,070)      (1,679,451)                   -          21,131,023
                           --------      ------------  ------------     ------------       ----------------      ------------

                           100.0000%     $52,485,684   $(3,644,433)     $(3,596,000)      $            -         $45,245,251
                           ========      ===========   ===========      ===========       =================      ===========



FOR THE YEAR ENDED
DECEMBER 31, 1996

Property Capital Trust,
  General Partner           53.2967%     $24,114,228    $1,226,560      $(1,135,220)      $  (23,661,539)        $   544,029

Limited Partners            46.7033       21,131,023     1,074,821         (994,780)         (20,734,341)            476,723
                            -------      -----------    ----------     ------------          ------------        -----------

                           100.0000%     $45,245,251    $2,301,381      $(2,130,000)      $  (44,395,880)        $ 1,020,752
                           ========      ===========    ==========      ===========          ============        ===========



FOR THE TEN MONTHS ENDED
OCTOBER 31, 1997

Property Capital Trust,
  General Partner           53.2967%    $    544,029   $   109,744     $   (120,804)      $     (532,967)        $         -

Limited Partners            46.7033          476,723        96,167         (105,859)            (467,033)                  -
                           --------     ------------   -----------     ------------       --------------         ------------

                           100.0000%    $  1,020,752   $   205,911      $  (226,663)      $   (1,000,000)        $         -
                           ========      ===========   ===========      ===========       ==============         ============



                             See accompanying notes

Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Property Capital Midwest Associates, L.P. (the "Partnership") was organized on April 20, 1983 as a Delaware limited partnership (under the name PCA Executive Hills Associates, L.P.) and was qualified to do business in the State of Kansas. Property Capital Trust was the sole general partner (the "General Partner") of the Partnership and six institutional investors were limited partners. The Partnership made a final distribution to its Partners on October 29, 1997 and filed a Certificate of Cancellation with the state of Delaware.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Partnership considered all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

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


NOTE 2.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration were provided to the Partnership under a contract, dated May 24, 1989, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term of five years and was extended automatically on a year-to-year basis unless terminated by the Partnership or the Advisor. The contract provided for a base advisory fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's properties. The Partnership paid PCA Institutional Advisors management fees aggregating $13,816, $77,858 and $271,803 for the ten months ended October 31, 1997 and the years 1996, and 1995, respectively. Management fees payable were $10,000 and $4,088 at December 31, 1996, and 1995, respectively.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors. This change was approved by the Partners.


NOTE 3.  DISTRIBUTIONS

For the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995, the Partnership distributed $226,663, $2,130,000 and $3,596,000, respectively, of operating income and $1,000,000, $44,395,880 and $0 of invested capital, respectively.

                           ANNUAL REPORT ON FORM 10-K
                                     ITEM 8




                              FINANCIAL STATEMENTS

               For the Nine Month Period Ended September 30, 1997
                                     and the
                     Years Ended December 31, 1996 and 1995



                         PCA CROSSROADS ASSOCIATES, LTD.
                              Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS





To the Partners
PCA Crossroads Associates, Ltd.



We have audited the accompanying balance sheets of PCA Crossroads Associates, Ltd. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, cash flows, and changes in partners' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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





                                      ERNST & YOUNG LLP



Boston, Massachusetts
February, 23, 1996, except for Note 5,
as to which the date is April 26, 1996

PCA Crossroads Associates, Ltd.
BALANCE SHEETS


                                                                  December 31,
                                                                  ------------
                                                   1995                                1994
----------------------------------------------------------------------------------------------
ASSETS
Real estate investment in Crossroads Mall    $       -                             $ 8,000,000

Cash and cash equivalents                           88,515                              80,822

Rent receivable                                      -                                  46,894

Prepaid insurance                                    -                                     922
                                                 ---------                         -----------

                                                 $  88,515                         $ 8,128,638
                                                 =========                         ===========




LIABILITIES AND PARTNERS' EQUITY
Liabilities
   Accounts payable and accrued expenses         $  25,272                        $     31,336

Partners' Equity
   Contributed capital                                -                              8,000,000
   Undistributed net income                         63,243                              97,302
                                                 ---------                         -----------

   Total Partners' Equity                           63,243                           8,097,302
                                                 ---------                         -----------

                                                 $  88,515                         $ 8,128,638
                                                 =========                         ===========


                             See accompanying notes


PCA Crossroads Associates, Ltd.
STATEMENTS OF INCOME
                                                                Years Ended December 31,
                                                               ------------------------
                                                1995                     1994                   1993
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Base income                              $      766,452            $    960,881            $    960,000
Overage income                                  470,209                 534,733                 364,243
Short-term interest income                       20,476                   1,569                     763
                                           ------------             -----------             -----------

                                              1,257,137               1,497,183               1,325,006
                                           ------------             -----------             -----------


PARTNERSHIP EXPENSES
Management fee                                   97,005                 118,656                 103,822
Administrative expense                           10,976                  12,418                  26,461
                                           ------------             -----------             -----------

                                                107,981                 131,074                 130,283
                                           ------------             -----------             -----------


NET OPERATING INCOME                          1,149,156               1,366,109               1,194,723

Gain on sale of real estate investment       14,000,420                    -                       -
                                           ------------             -----------             -----------

NET INCOME                                 $ 15,149,576             $ 1,366,109             $ 1,194,723
                                           ============             ===========             ===========



                             See accompanying notes

PCA Crossroads Associates, Ltd.
STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                      1995                   1994                     1993
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                      $ 15,149,576             $ 1,366,109             $ 1,194,723
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Gain on sale of real estate investment                     (14,000,420)                    -                       -
      Changes in assets and liabilities
         Decrease (increase) in net receivable                        46,894                  (6,894)                 (8,439)
         Decrease (increase) in prepaid insurance                        922                    (922)                    -
         (Decrease) increase in accounts payable and
           and accrued expenses                                       (6,064)                  6,184                   6,410
                                                              --------------           -------------           -------------

Net Cash Provided by Operating Activities                          1,190,908               1,364,477               1,192,694
                                                              --------------           -------------           -------------

CASH FLOW FROM INVESTING ACTIVITIES
Disposition of real estate investment, net of closing costs       22,000,420                     -                       -
                                                              --------------          --------------           -------------

Net Cash Provided by Investing Activities                         22,000,420                     -                       -
                                                              --------------          --------------           -------------

CASH FLOW FROM FINANCING ACTIVITIES
Distributions to partners                                        (23,183,635)             (1,342,904)             (1,210,196)
                                                              --------------            ------------            ------------

Net Cash Used in Financing Activities                            (23,183,635)             (1,342,904)             (1,210 196)
                                                              --------------             -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   7,693                  21,573                 (17,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        80,822                  59,249                  76,751
                                                              --------------           -------------           -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $       88,515            $     80,822            $     59,249
                                                              ==============           =============           =============

                             See accompanying notes

PCA Crossroads Associates, Ltd.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                                                       Distributions
                                                                                       -------------
                                                                                        Proceeds in
                                  Beginning      Net          Gain        Return         Excess of                      Ending
                       Ownership  Partners'   Operating        on           of          Contributed     Operating     Partners'
                      Percentage   Equity      Income         Sale        Capital         Capital         Income        Equity
------------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED
DECEMBER 31, 1995

Property Capital Trust,
  General Partner        25.00%  $2,024,335   $  287,289  $ 3,500,105  $(2,000,000)   $ (3,492,079)  $  (303,830)   $    15,820

Limited Partners         75.00    6,072,967      861,867   10,500,315   (6,000,000)    (10,476,237)     (911,489)        47,423
                        ------   ----------   ----------  -----------  ------------    ------------   -----------   -----------

                        100.00%  $8,097,302   $1,149,156  $14,000,420  $(8,000,000)   $(13,968,316)  $(1,215,319)   $    63,243
                        ======   ==========   ==========  ===========  ============    ============   ===========   ===========



FOR THE YEAR ENDED
DECEMBER 31, 1994

Property Capital Trust,
  General Partner        25.00%  $2,018,524   $  341,528            -            -               -   $   (335,717)  $ 2,024,335

Limited Partners         75.00    6,055,573    1,024,581            -            -               -     (1,007,187)    6,072,967
                        ------   ----------   ----------  -------------  ----------    ------------   -----------    ----------
                        100.00%  $8,074,097   $1,366,109            -            -               -   $ (1,342,904)  $ 8,097,302
                        ======   ==========   ==========  =============  ==========    ============   ===========    ==========



FOR THE YEAR ENDED
DECEMBER 31, 1993

Property Capital Trust,
  General Partner        25.00%  $2,022,389   $ 298,681             -            -               -   $   (302,546)   $2,018,524

Limited Partners         75.00    6,067,181     896,042             -            -               -       (907,650)    6,055,573
                         ------  -----------  ----------- ------------- -----------    ------------   -----------    ----------

                        100.00%  $8,089,570   $1,194,723            -            -               -   $ (1,210,196)   $8,074,097
                        ======   ==========   ==========  ============= ===========    =============  ===========    ==========

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

PCA Crossroads Associates, Ltd.
NOTES TO FINANCIAL STATEMENTS


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


           Cash Balance at December 31, 1995           $ 88,515

           Overage income                                41,124
           Short-term interest income                     1,183
           Less:
             Management fee                              (8,352)
             Administrative expenses                     (1,149)
             December 31, 1995 payables                 (25,272)
                                                        --------

           Cash balance for final distribution           96,049

           Distribution to Partners                     (96,049)

           Ending Cash                                  $     -
                                                        ========

                           ANNUAL REPORT ON FORM 10-K
                                     ITEM 8




                              FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1997
                   and Years Ended December 31, 1996 and 1995



                 PCA CANYON VIEW ASSOCIATES LIMITED PARTNERSHIP
                              Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS



To the Partners
PCA Canyon View Associates Limited Partnership


We have audited the accompanying balance sheet of PCA Canyon View Associates Limited Partnership ("the Partnership") as of December 31, 1996, and the related statements of operations, cash flows and changes in partners' equity for the nine month period ended September 30, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCA Canyon View Associates Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the nine month period ended September 30, 1997 and years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                      ERNST & YOUNG LLP



Boston, Massachusetts
October 31, 1997

PCA Canyon View Associates Limited Partnership
BALANCE SHEET


                                              December 31,
                                                 1996
                                                 ----

ASSETS

Cash and cash equivalents                    $    518,232
Other assets                                       58,720
                                             ------------

                                             $    576,952



LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses        $     16,070
                                             ------------

Partners' Equity
   Contributed capital                          3,506,176
   Undistributed net income                    (2,945,294)

   Total Partners' Equity                         560,882

                                             $    576,952


                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF OPERATIONS


                                                 Nine Months            Year              Year
                                                    Ended               Ended             Ended
                                                September 30,        December 31,      December 31,
                                                    1997                1996              1995
                                               ---------------     -------------     ------------
REVENUES
Real Estate Investments
  Rental income                                  $    386           $1,412,864       $    885,804
  Other income                                          -               46,984             15,410
  Base income                                           -                   -             463,026
                                                  -------           ----------          ---------

                                                      386            1,459,848          1,364,240
Short-term interest income                         20,597               64,800             28,733
                                                  -------           ----------          ---------

                                                   20,983            1,524,648          1,392,973
                                                  -------           ----------          ---------


PROPERTY EXPENSES
Insurance                                          15,537               54,902             29,463
Ground rent                                             -              404,754            251,304
Real estate taxes                                       -              161,513             80,328
Management                                              -              109,760             60,256
Utilities                                               -               74,976             57,592
Repairs and maintenance                                 -               58,025             48,419
Leasing                                                 -               55,781             25,911
Depreciation                                            -              213,401            121,217
Roads and grounds                                       -               53,839             23,001
Make ready                                              -               49,593             15,161
Homeowners' association                                 -               37,297             23,500
                                                  -------           ----------          ---------

                                                   15,537            1,273,841            736,152
                                                  -------           ----------          ---------


PARTNERSHIP EXPENSES
Professional fees                                   3,344               23,024            315,126
Administrative                                      1,370               27,754             73,217
Management fee                                      2,016               21,407             17,080
                                                  -------           ----------          ---------

                                                    6,730               72,185            405,423
                                                  -------           ----------          ---------

NET OPERATING (LOSS) INCOME                        (1,284)             178,622            251,398

Gain (loss) on sale of real estate investments          -            3,495,652         (2,237,719)
Write-down of real estate investments                   -                    -         (4,220,236)
                                                  -------           ----------          ---------

NET (LOSS) INCOME                                 $(1,284)          $3,674,274        $(6,206,557)
                                                  =======           ==========          =========

                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF CASH FLOWS

                                                                        Nine Months          Year                Year
                                                                           Ended             Ended               Ended
                                                                       September 30,      December 31,         December 31,
                                                                           1997              1996                 1995
                                                                      ---------------   -------------        -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                        $ (1,284)       $ 3,674,274         $(6,206,557)
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
      Depreciation                                                             -             213,401             121,217
      (Gain) loss on sale of real estate investments                           -          (3,495,652)          2,237,719
      Write-down of real estate investments                                    -                  -            4,220,236
      Decrease (increase) in rent receivable, net                              -                 139                (139)
      Decrease (increase) in other assets                                  58,720             (1,814)             80,569
      (Decrease) increase in accounts payable and accrued expenses        (16,070)           (55,199)             17,344
      (Decrease) increase in prepaid rent                                      -              (4,942)              4,942
      (Decrease) increase in security deposits                                 -             (71,215)             71,215
                                                                         --------        -----------          ----------

Net Cash Provided by Operating Activities                                  41,366            258,992             546,546
                                                                         --------        -----------          ----------


CASH FLOW FROM INVESTING ACTIVITIES
Increase in real estate investments                                            -            (567,809)             (4,330)
Disposition of real estate investment, net of closing costs                    -           9,511,169                  -
Proceeds from letters of credit and litigation settlement                      -                  -            2,050,000
                                                                         --------        -----------          ----------

Net Cash Provided by Investing Activities                                      -           8,943,360           2,045,670
                                                                         --------        -----------          ----------


CASH FLOW FROM FINANCING ACTIVITIES
Distributions to partners:
      Return of invested capital                                         (500,000)        (9,667,865)           (773,902)
      Operating income                                                    (59,598)          (535,601)                 -
      Partner loans, net                                                       -                  -             (301,888)
                                                                         --------        -----------          ----------

Net Cash Used in Financing Activities                                    (559,598)       (10,203,466)         (1,075,790)
                                                                         --------        -----------          ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (518,232)        (1,001,114)          1,516,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          518,232          1,519,346               2,920
                                                                         --------        -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     -         $   518,232         $ 1,519,346
                                                                         ========        ===========          ==========

                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF CHANGES IN PARTNERS' EQUITY



                                                Beginning          Net         Distributions    Distributions     Ending
                                Ownership       Partners'         (Loss)       of Operating      of Invested     Partners'
                                Percentage       Equity           Income          Income           Capital        Equity
                                ----------       ------           ------           ------         -------         ------
FOR THE YEAR ENDED
DECEMBER 31, 1995

Property Capital Trust
General Partner                   23.80952%     $ 3,350,126     $(1,477,751)    $       -         $(184,262)    $1,688,113

Limited Partners                  76.19048%      10,720,407      (4,728,806)            -          (589,640)     5,401,961
                                 ---------      -----------      ----------     -----------     -----------     ----------
                                 100.00000%     $14,070,533     $(6,206,557)    $       -         $(773,902)    $7,090,074
                                 =========      ===========      ==========     ===========     ===========     ==========



FOR THE YEAR ENDED
DECEMBER 31, 1996

Property Capital Trust,
General Partner                   23.80952%      $1,688,113     $   874,828       $(127,523)    $(2,301,873)      $133,545

Limited Partners                  76.19048%       5,401,961       2,799,446        (408,078)     (7,365,992)       427,337
                                 ---------       ----------      ----------      ----------     -----------      ---------

                                 100.00000%      $7,090,074      $3,674,274       $(535,601)    $(9,667,865)      $560,882
                                 =========       ==========      ==========      ==========     ===========      =========



FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997

Property Capital Trust,
General Partner                   23.80952%        $133,545      $     (306)       $(14,191)      $(119,048)     $     -

Limited Partners                  76.19048%         427,337            (978)        (45,407)       (380,952)           -
                                 ---------         --------      ----------      ----------     -----------      ---------

                                 100.00000%        $560,882      $   (1,284)       $(59,598)      $(500,000)     $     -
                                 =========         ========      ==========      ==========     ===========      =========



                             See accompanying notes

PCA Canyon View Associates Limited Partnership
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

PCA Canyon View Associates Limited Partnership (the "Partnership") was organized on January 24, 1986 as a Massachusetts limited partnership. Property Capital Trust was the sole general partner of the Partnership and thirteen institutional investors were limited partners. The Partnership made a final distribution to its Partners on September 30, 1997 and filed a Certificate of Cancellation of Limited Partnership with the Commonwealth of Massachusetts.

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

NOTE 2.  MANAGEMENT AGREEMENT

Services related to investment matters and day-to-day administration were provided to the Partnership under a contract, dated February 4, 1986, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term which expired on July 29, 1993 and, thereafter, was extended automatically on a year-to-year basis, unless terminated by the Partnership or the Advisor. The contract provided for a base management fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's interests. No disposition fees were earned.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors.

NOTE 3.  DISTRIBUTIONS

For the nine months ended September 30, 1997 the Partnership distributed $59,598 from operating cash flow and $500,000 from invested capital. For the years ended December 31,1996 and 1995, the Partnership distributed $535,601 and $0 from operating cash flow, and $9,667,865 and $773,902 from invested capital, respectively. There will be no further distributions as the Partnership has been terminated.