Form 10-K/A
period 1997-12-31
PROPERTY CAPITAL TRUST
filed 1998-04-30
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                           Commission File No. 1-7003

                             PROPERTY CAPITAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                            04-2452367
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    101 FEDERAL STREET, 4TH FLOOR
       BOSTON, MASSACHUSETTS                                      02110-1817
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

As of March 9, 1998, there were 9,584,220 Common Shares outstanding.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report. The information with respect to the Trustees is set forth below.



                                                    PRINCIPAL OCCUPATION
TRUSTEE AND POSITIONS                                FOR PAST 5 YEARS,
HELD WITH TRUST                                     AFFILIATIONS AND AGE                                  SINCE
---------------------------------------------------------------------------------------------------------------
Walter M. Cabot . . . . . .Senior Advisor of Standish, Ayer & Wood, Inc., Boston, MA; Director,           1982
 Trustee (1)(3)            General Reinsurance Company,  Stamford,  CT, and Rockefeller Financial
                           Services, New York, NY; Trustee and Treasurer, Wellesley College,
                           Wellesley, MA; Member, Board of Trustees, Lifespan Corp., Providence, RI
                           (Age 65).

John A. Cervieri Jr. . . . Chairman and President of Property Capital Associates, formerly known as       1969
 Managing Trustee (1)      Property Capital Advisors, Inc. (the "Advisor")(the former investment advisor to the Trust) and its affiliates, Boston, MA; Director of
                           BankBoston, Boston, MA; Chairman and Chief Executive Officer of Americana
                           Hotels and Realty Corporation, Boston, MA (Age 67).

Graham O. Harrison . . . . Manager and Investment Committee Chairman, Swarthmore College, Swarthmore,     1980
 Trustee (2)(3)            PA; prior to May, 1994,  Vice President and Chief  Investment  Officer
                           of the  Howard Hughes Medical Institute, Chevy Chase, MD (Age 74).

Walter F. Leinhardt . . . .Partner of Paul, Weiss, Rifkind, Wharton & Garrison, New York, NY, law firm    1969
 Trustee and Secretary     (Age 65).
 (2)(4)

Robert M. Melzer . . . . . President and Chief Executive Officer of the Trust since 1996; prior to 1996,  1992
 Trustee, President and    President, Chief Executive Officer and Chief Financial Officer of the Trust;
 Chief Executive Officer   Director, Genesee & Wyoming, Inc., Greenwich, CT, and Red Lion Properties,
 (1)                       Inc., Phoenix, AZ; Trustee, MGI Properties, Boston, MA; Trustee and Treasurer,
                           Beth Israel Deaconess Medical Center, Boston, MA (Age 57).

Glenn P. Strehle . . . . . Vice President for Finance (since 1994), Treasurer (since 1975) and Vice       1993
 Trustee (2)(3)            President for resource development (from 1986 to 1994) of the Massachusetts
                           Institute of Technology, Cambridge, MA; member of MIT Executive and
                           Investment Committees; Chairman of the Trustees of the MIT Retirement Plan;
                           Director of Liberty Mutual Insurance Companies and Liberty Financial
                           Companies, Boston, MA and BankBoston, Boston, MA (Age 62).


(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Paul, Weiss, Rifkind, Wharton & Garrison performed legal services for the Trust during 1997 and is performing legal services for the Trust during the current calendar year. See Item 13. "Certain Relationships and Related Transactions."

         During 1997, there were six meetings of the Board of Trustees. The Trust has standing Audit, Executive and Compensation Committees. The Audit Committee, which during 1997 was composed of Messrs. Harrison, Leinhardt and Strehle, none of whom is or was employed by the Trust ("Outside Trustees"), met three times during such year. The function of the Audit Committee is to supervise all relations between the Trust and its independent auditors, including participating in the planning for the annual audit and receiving and reviewing the results of that audit.

         The Executive Committee, which during 1997 was composed of Messrs. Cabot, Cervieri and Melzer, is responsible, among other things, for addressing major issues which arise between scheduled Trustees' meetings. During 1997, the Executive Committee did not hold meetings, but its members discussed by telephone from time to time matters concerning the Trust's business.

         The Compensation Committee, which during 1997 was composed of three Outside Trustees, Messrs. Cabot, Harrison and Strehle met two times during 1997. The Compensation Committee is responsible for administering the 1992 Employee Stock Option Plan and for making decisions concerning the compensation of the Trust's executive officers which, in the case of Mr. Melzer, are subject to ratification by the full Board of Trustees.

         During 1998 the Audit and Compensation Committees will continue to be composed entirely of Outside Trustees. The Trust does not have a standing Nominating Committee. During 1997, each Trustee attended at least 75% of the meetings of the Board and of each committee on which such Trustee served.

COMPENSATION OF TRUSTEES

         Each Trustee receives a base fee of $833 per month and each member of the Executive Committee and each member of the Audit Committee receives a fee of $417 per month. In addition, each Trustee receives $1,000 for each meeting attended. Trustees' fees totaled $106,000 in 1997. The Trust also reimburses the Trustees for their expenses incurred in attending meetings of the Trustees. For 1997, reimbursed expenses totaled $2,032. Mr. Melzer receives no compensation for serving as a Trustee.

AMENDED AND RESTATED DEFERRED STOCK PLAN FOR NON-EMPLOYEE TRUSTEES

         Prior to February 19, 1998, under the Trustee Deferred Stock Plan, each non-employee Trustee may have elected, on an annual basis, to have fees that would otherwise have been payable in cash to the Trustee credited to an account for the Trustee's benefit. Until January 1, 1997, to the extent such fees were deferred by a Trustee, (i) share units of the Trust's Common Shares were allocated to such Trustee's account based upon the closing price for the Common Shares on the American Stock Exchange (the "AMEX") as of the date the fees would have been paid, and (ii) additional share units were allocated to reflect dividends that would have been paid on a number of Common Shares equal to the number of share units in a Trustees' account. The Trustees could also direct their fees to be invested in cash equivalents. Subsequent to January 1, 1997, the non-employee Trustees elected to invest their fees in mutual funds and cash equivalents. For calendar 1997, all of the non-employee Trustees elected to participate in the Trustee Deferred Stock Plan with respect to all fees payable to them, except for Walter F. Leinhardt, who elected to receive his fees in cash. On February 19, 1998, the Trustee Deferred Stock Plan was terminated and all Common Shares and funds held by the Trustee Deferred Stock Plan were distributed to the Trustees. For calendar 1998 all of the non-employee Trustees will receive all fees payable to them in cash.

1994 STOCK OPTION PLAN FOR NON-EMPLOYEE TRUSTEES

         Under the Trustee Stock Option Plan, each Trustee who is not an employee of the Trust or any of its affiliates is entitled to receive a grant of non-qualified stock options for the purchase of 4,000 Common Shares upon the election or reelection of such Trustee at an annual meeting of shareholders. The exercise price of options under the Trustee Stock Option Plan is equal to the fair market value of the underlying Common Shares on the date of grant, but not less than $1.00 per share. Options vest on the day immediately preceding the next annual meeting of shareholders to occur following the date of grant, except in the event of death, disability or a change of control (as defined in the Trustee Stock Option Plan) occurring prior to such annual meeting, in which case such options immediately vest and become exercisable.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Trust during the calendar year ended December 31, 1997, the five months ended December 31, 1996 (the Transition Period) and the fiscal years ended July 31, 1996 and 1995.


SUMMARY COMPENSATION TABLE (1)

                                                                                                           Long-Term
                                                                                                         Compensation
                                                                                                         ------------
                                                                                                    Common
                                                                        Annual Compensation         Shares
                                                                        -------------------         Underlying
                                                                                 Other Annual       Options           All Other
                                                          Salary       Bonuses   Compensation       Granted         Compensation
Name and Principal Position                 Period           $            $            $               #                  $
---------------------------              ------------     -----------------------------------------------------------------------
Robert M. Melzer . . . . . . . . . . . . Y/E 12/31/97     254,854         0            0               0             749,471(5)
   President and                         P/E 12/31/96(2)  105,462         0            0               0               3,855(6)
   Chief Executive Officer               Y/E 7/31/96      241,505         0            0               0               9,701(7)
                                         Y/E 7/31/95      232,207      30,000          0            35,000(3)          8,588(8)

William A. Bonn . . . . . . . . . . . . .Y/E 12/31/97        0            0            0               0                  0
   Former Sr. Vice President, General    P/E 12/31/96(2)   86,030      33,250          0               0             204,769(6)
   Counsel and Assistant Secretary       Y/E 7/31/96      189,769      76,000          0               0               9,684(7)
                                         Y/E 7/31/95      177,788      30,000          0            12,500(3)          8,598(8)

Michael I. Sucoff . . . . . . . . . . . .Y/E 12/31/97     128,447      50,400          0               0               8,665(5)
   Vice President                        P/E 12/31/96(2)   53,123         0            0               0               5,932(6)
                                         Y/E 7/31/96      119,850      48,000          0               0               8,234(7)
                                         Y/E 7/31/95      111,952      20,000          0            10,000(3)(4)       7,011(8)

Robin W. Devereux . . . . . . . . . . . .Y/E 12/31/97     115,067      45,150          0               0               8,422(5)
   Vice President and                    P/E 12/31/96(2)   47,589         0            0               0               6,149(6)
    Chief Financial Officer              Y/E 7/31/96      107,327      43,000          0               0               7,592(7)
                                         Y/E 7/31/95       92,058      25,000          0            10,000(3)          6,344(8)

Randolph L. Kazazian . . . . . . . . . . Y/E 12/31/97     107,039      42,000          0               0               8,413(5)
   Vice President                        P/E 12/31/96(2)   44,269         0            0               0               6,037(6)
                                         Y/E 7/31/96       99,827      40,000          0               0               6,966(7)
                                         Y/E 7/31/95       86,971      20,000          0            10,000(3)          5,478(8)


    (1) The columns designated by the Securities and Exchange Commission ("SEC") for the reporting of restricted stock awards and payouts of certain long-term compensation have been eliminated as being inapplicable during the period covered by the table.

    (2) In 1997 the Trust changed its fiscal year from one which ended on July 31st to one which ends on December 31st. This information is for the five months ended December 31, 1996.

    (3) Effective as of November 30, 1994, the Compensation Committee awarded options to acquire Common Shares of the Trust to key employees of the Trust, including all five named executive officers, at the closing price of the Common Shares on the AMEX on such date ($6.125), subject to a dollar-for-dollar reduction (but not below $1.00) to reflect any distributions in excess of funds from operations. The options were awarded pursuant to the 1992 Employee Stock Option Plan.

    (4) Effective as of February 22, 1995, the Compensation Committee awarded to Mr. Sucoff 5,000 options to acquire Common Shares of the Trust at the closing price of the Common Shares on the AMEX on such date ($6.375), subject to a dollar-for-dollar reduction (but not below $1.00) to reflect any distributions in excess of funds from operations. The options were awarded pursuant to the 1992 Employee Stock Option Plan.

    (5) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($8,147 for each of Messrs. Melzer, Sucoff, Kazazian and Ms. Devereux), (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($216 for Mr. Melzer, $518 for Mr. Sucoff, $275 for Ms. Devereux and $266 for Mr. Kazazian), and (iii) $741,108 paid by the Trust to Mr. Melzer as provided for in his Incentive Compensation Agreement (see below).

    (6) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($3,735 for Mr. Melzer, $5,149 for Mr. Bonn, $5,812 for Mr. Sucoff, $6,029 for Ms. Devereux and $5,917 for Mr. Kazazian), (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($120 for each of Messrs. Melzer, Bonn, Sucoff, Kazazian and Ms. Devereux), and (iii) $199,500 paid by the Trust to Mr. Bonn as provided for in Mr. Bonn's Termination Agreement.

    (7) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($9,413 for Mr. Melzer, $9,396 for Mr. Bonn, $7,946 for Mr. Sucoff, $7,304 for Ms. Devereux and $6,678 for Mr. Kazazian), and (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($288 for each of Messrs. Melzer, Bonn, Sucoff, Kazazian and Ms. Devereux).

    (8) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($8,286 for Mr. Melzer, $8,296 for Mr. Bonn, $6,709 for Mr. Sucoff, $6,042 for Ms. Devereux and $5,176 for Mr. Kazazian), and (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($302 for each of Messrs. Melzer, Bonn, Sucoff, Kazazian and Ms. Devereux).


INCENTIVE COMPENSATION AGREEMENT

         The following sets forth certain information concerning the incentive compensation arrangement with Robert M. Melzer.

              LONG-TERM INCENTIVE PLAN AWARDS IN LAST CALENDAR YEAR


                                                                                                  Estimated Future Payouts under
                                                                                                    Non-Stock Price-Based Plans
                                                                                                    ---------------------------
                                 Number of Shares, Units       Performance or Other Period
Name                                 Or Other Rights           Until Maturation or Payout       Threshold      Target       Maximum
----                             -----------------------       ---------------------------      ---------      ------       -------
Robert M. Melzer (1) . . . . .           250,000                           (1)                                  N/A


    (1) As of August 25, 1995, the Trust entered into an incentive compensation agreement (the "Incentive Compensation Agreement") with Mr. Melzer. Under the Incentive Compensation Agreement, Mr. Melzer receives cash compensation equal to the amount he would have realized if he had purchased on May 24, 1995 (the date of the adoption by the Trustees of the 1995 Business Plan), 250,000 Common Shares of the Trust (the "Phantom Shares") at $6.75 per share, the market price of a Common Share on May 24, 1995, with the proceeds of a loan made to him by the Trust bearing interest at the rate of 10% per annum, compounding monthly (the "Phantom Loan"). Each dividend or other distribution paid on each Common Share subsequent to May 24, 1995 is deemed to have been simultaneously paid on the Phantom Shares, with such deemed dividends and other distributions being applied first to pay the interest on and principal of the Phantom Loan. Once the Phantom Loan has been discharged, Mr. Melzer is paid in cash an amount equal to all such deemed dividends and other distributions. Upon termination of Mr. Melzer's employment with the Trust, whether such termination results from Mr. Melzer's discharge by the Trust, his election to leave the Trust, death, disability or the termination of the Trust, the Trust will pay to Mr. Melzer an amount in cash equal to the excess of the market value of the Phantom Shares (which is equivalent to the then market value of a like amount of Common Shares) over the amount, if any, then due on the Phantom Loan. Mr. Melzer will not be entitled to any such payment if he voluntarily terminates his employment with the Trust and fails to give the Trust the requisite notice under his Termination Agreement or if the Trust terminates Mr. Melzer's employment for cause (as defined in Mr. Melzer's Termination Agreement). If the Trust merges or consolidates into or with another entity and the Trust is not the survivor of such merger or consolidation, then the surviving entity will be required to pay to Mr. Melzer an amount equal to the excess of the value of 250,000 Common Shares of the Trust in connection with such merger or consolidation over the amount then due on the Phantom Loan. As of December 31, 1997, the principal of the Phantom Loan was repaid together with unpaid interest thereon, and Mr. Melzer received $741,108 in compensation under this Incentive Compensation Agreement.

STOCK OPTION GRANTS

         During 1997 there were no stock option grants to the executive officers. The Trust does not grant stock appreciation rights ("SARs") of any kind.

OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

         The following table sets forth certain information concerning unexercised options to purchase Common Shares of the Trust held at the end of 1997 by the named executive officers. No named executive officers have any SARs.

             AGGREGATED OPTIONS/EXERCISES IN LAST CALENDAR YEAR AND
                        CALENDAR YEAR-END OPTION VALUES

                                                                   Number of Common
                                                                        Shares
                                Common                           Underlying Unexercised               Value of Unexercised
                                Shares                             Options at Fiscal                  In-The-Money Options
                              Acquired on       Value                  Year-end (#)                   at December 31, 1997($)
Name                          Exercises(#)     Realized       Exercisable     Unexercisable        Exercisable     Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Robert M. Melzer  . . . . . .   60,000         $327,350            0                0                 $   0            $   0
William A. Bonn . . . . . . .   25,000         $135,875            0                0                 $   0            $   0
Michael I. Sucoff . . . . . .   12,500         $ 72,063            0                0                 $   0            $   0
Robin W. Devereux . . . . . .   20,000         $114,879            0                0                 $   0            $   0
Randolph L. Kazazian III  . .   17,500         $ 99,510            0                0                 $   0            $   0


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         The Trust is a party to a termination agreement (the "Termination Agreement") with Mr. Melzer, which Termination Agreement expires on October 19, 2000. During the term of the Termination Agreement, upon the occurrence of a "change of control" of the Trust, Mr. Melzer would be entitled to a payment from the Trust equal to 150% of his annual base salary at the date of such change of control if during the six months following such change of control he elects to terminate his employment. Beginning October 19, 1997, the amount payable to Mr. Melzer following such termination was reduced to 100% of his annual base salary at the date of such change of control.

         The Termination Agreement also provides for the Trust to make certain payments to Mr. Melzer equal to 150% of annual base salary on the date of termination or resignation if Mr. Melzer is terminated by the Trust other than for "cause" or if he resigns for "good reason." Beginning October 19, 1997, the amount payable to Mr. Melzer in such event was reduced to 100% of his annual base salary at the date of such termination or resignation. The Termination Agreement provides that termination for "cause" may occur if (i) Mr. Melzer engages in fraud, misappropriation, embezzlement or any other conduct that either results in his conviction for a felony under the laws of the United States or any State or is designed to result, directly or indirectly, in improper gain or personal enrichment of himself at the expense of the Trust, or any of its affiliates, or (ii) in the reasonable opinion of the Trustees, has wilfully failed to perform material duties of his office and such failure is not cured within a cure period. The Termination Agreement provides that Mr. Melzer may resign for "good reason" if (i) he is removed from his current position with the Trust (other than if he is terminated for cause or receives an equivalent or more senior position with the Trust), (ii) he is assigned duties materially inconsistent with his position, responsibilities, reporting requirements and status or the Trust takes any action which results in a material diminution of his position, authority, duties, responsibilities, reporting requirements or status, subject in each case to a cure right, (iii) his annual base salary is reduced or (iv) the Trust relocates its current headquarters outside the greater metropolitan Boston area. The Termination Agreement also requires that Mr. Melzer provide the Trust with at least six months' written notice prior to a voluntary cessation of employment with the Trust that does not qualify for payment of a termination fee.

         A "change of control" as defined in the Termination Agreement will have occurred if (i) after the effective date of the Termination Agreement, any person becomes a beneficial owner directly or indirectly of securities representing 25% or more of the combined voting power of the then outstanding voting securities of the Trust or (ii) a merger or consolidation of the Trust, a sale of all or substantially all of the assets of the Trust or a contested election of Trustees, or any combination of the foregoing, occurs and within two years after the occurrence of any of the foregoing, the individuals who are Trustees (excluding any employee of the Trust) immediately prior thereto shall cease to constitute a majority of the Board of Trustees of the Trust or the Board of Trustees or Directors of the Trust's successor.

         Mr. Melzer is not entitled to any payment under his Termination Agreement if he voluntarily leaves the employ of the Trust (other than for good reason or within six months after a change of control) or if his employment terminates by reason of his death or disability.

COMPENSATION COMMITTEE'S REPORT ON COMPENSATION

         The Trust had a standing Compensation Committee during 1997 and, accordingly, decisions regarding the compensation of the executive officers were made by the Compensation Committee subject, in the case of Robert M. Melzer, President and Chief Executive Officer of the Trust, to ratification by the full Board of Trustees. Mr. Melzer did not participate in discussions regarding his own compensation.

         During 1997, the compensation of executive officers of the Trust included cash compensation consisting of base salary plus bonuses (if any), and participation in certain benefit plans generally available to employees of the Trust such as the Trust's 401(k) plan and health insurance. The Compensation Committee fixed the annual salary of, and awarded cash bonuses to, the executive officers of the Trust subject, in the case of the salary of Robert M. Melzer, President and Chief Executive Officer of the Trust, to ratification by the full Board of Trustees (excluding Mr. Melzer).

         Executive officers of the Trust also are eligible to participate in the 1992 Employee Stock Option Plan. During 1997, the Compensation Committee did not award stock options to any of the executive officers. In order to motivate the Trust's executive officers to remain with the Trust during the implementation of the new business plan for the Trust (the "1995 Business Plan"), the terms of all outstanding options were amended by the Compensation Committee to provide for automatic vesting (a) upon termination of an executive's employment with the Trust where such termination results from the contraction of the Trust or (b) when the exercise price of such options falls below $2.00. Subsequent to the end of fiscal 1996, the Compensation Committee amended the terms of the outstanding options to substitute in lieu of clause (b) above, automatic vesting when a dividend is declared by the Trustees which when distributed would reduce, in the opinion of the Compensation Committee, the exercise price of such options to no more than $2.00.

         In establishing officers' salaries and bonuses for 1997, the Compensation Committee examined both the base salaries and bonuses such persons were being paid by the Trust and the compensation paid to officers by public companies with market capitalizations similar to the Trust, primarily other publicly-traded real estate investment trusts. In addition, the Compensation Committee generally sought to link the compensation paid to the executive officers of the Trust to the performance of the Trust and, for certain executive officers, the performance of Trust investments for which they have responsibility. Specifically, the indicators of corporate performance which the Compensation Committee relied upon in making such decisions were the achievement of Trust and individual investment projections and budgets, success in leasing owned properties, consummation of targeted dispositions of Trust investments as well as the consideration received by the Trust from the purchasers in connection with such dispositions and the individual efforts and accomplishments of each executive officer in achieving such objectives. The Compensation Committee also took account of the fact that under the 1995 Business Plan the Trust would eventually go out of business, and based its salary and bonus determinations on the need to encourage the executive officers to remain with the Trust as its business was wound down.

         With regard to Mr. Melzer, the Compensation Committee determined that his Incentive Compensation Agreement which was established in 1995 was adequate as an incentive to help secure his continuing services and, as a consequence, no additional incentives were recommended.

         The Compensation Committee also deemed it appropriate to limit Mr. Melzer's salary increase and bonus. As a result, for 1997, Mr. Melzer was awarded a salary increase equal to the rate of inflation and he was not awarded a bonus.

                  By the 1997 Compensation Committee:

                  Walter M. Cabot
                  Graham O. Harrison
                  Glenn P. Strehle

PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in the cumulative total shareholder return on the Trust's Common Shares against the cumulative total return of the AMEX Market Index and the National Association of Real Estate Investment Trust Total Return Index for Hybrid REITS (the "Hybrid Index") for the period of five years commencing January 1, 1993 and ended on the last day of the Trust's last completed year, December 31, 1997. The graph assumes an investment of $100 on January 1, 1993, a reinvestment of dividends and actual increase or decrease of the market value of the Trust's Common Shares relative to an initial investment of $100. The Trustees believe that the Hybrid Index is the most relevant index of a peer group for the Trust because the Trust's portfolio consists of wholly-owned properties, structured investments and mortgages.

     COMPARISON OF CUMULATIVE TOTAL RETURN FOR PERIOD FROM 12/31/92 THROUGH
          12/31/97 AMONG PROPERTY CAPITAL TRUST, AMEX MARKET INDEX AND
                     NAREIT HYBRID REIT TOTAL RETURN INDEX

                            TOTAL RETURN PERFORMANCE


                                                                     PERIOD ENDED
                                                                     ------------

INDEX                           12/31/92       12/31/93       12/31/94      12/31/95       12/31/96       12/31/97
Property Capital Trust            100.00         170.96         162.93        253.61         373.88         249.62
AMEX Market Index                 100.00         119.52         108.63        137.32         146.10         177.20
NAREIT Hybrid Index               100.00         121.18         126.03        155.01         200.51         222.07


                   ASSUMES $100 INVESTED ON DECEMBER 31, 1992
                      ASSUMES DIVIDENDS REINVESTED THROUGH
                                DECEMBER 31, 1997

         The Trust believes the information provided in the above performance graph has only limited relevance to an understanding of the Trust's compensation policies during the indicated period as the Trust believes that the graph does not reflect all matters appropriately considered by the Trust in developing its compensation strategy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known (based solely upon filings with the Securities and Exchange Commission (the "Commission") prior to such date pursuant to Sections 13(d) or 13(g) of the Exchange Act) to own beneficially (as such term is defined in Rule 13d-3 under the Exchange Act) more than 5% of the outstanding Common Shares. In accordance with the rules promulgated by the Commission, such ownership includes shares currently owned as well as shares of which the named person has the right to acquire beneficial ownership within 60 days, including, but not limited to, shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                                  Percent of
   Name and Address                   Number of Shares Owned  Outstanding Shares
   ----------------                   ----------------------  ------------------
   Warren E. Buffett . . . . . . . . .       831,600                 8.7%
   1440 Kiewit Plaza
   Omaha, Nebraska 68131


         The following table sets forth, as of March 31, 1998, information known to the Trust with respect to the beneficial ownership of Common Shares by (i) each Trustee of the Trust, (ii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" (other than William A. Bonn, whose employment with the Trust terminated during calendar 1996) and (iii) all Trustees and executive officers of the Trust as a group:


                                          Amount and Nature
                                            of Beneficial            Percent of
   Name and Address                         Ownership(1)                Class
   ----------------                       -----------------          ----------
   Walter M. Cabot . . . . . . . . . . . .   22,165 (3)                  (2)
   John A. Cervieri Jr.  . . . . . . . . .        0 (4)                  (2)
   Robin W. Devereux . . . . . . . . . . .    5,600 (5)                  (2)
   Graham O. Harrison  . . . . . . . . . .   57,720 (6)                  (2)
   Randolph L. Kazazian III  . . . . . . .        0                       -
   Walter F. Leinhardt . . . . . . . . . .       40 (7)                  (2)
   Robert M. Melzer  . . . . . . . . . . .   57,000 (8)                  (2)
   Glenn P. Strehle  . . . . . . . . . . .   20,110 (9)                  (2)
   Michael I. Sucoff . . . . . . . . . . .        0                       -
   All Trustees and executive officers
    as a group (9 persons) . . . . . . . .  162,635 (10)                1.7%


    (1) Nature of beneficial ownership is sole voting and investment power except as indicated in subsequent notes.

    (2) Less than 1%.

    (3) Includes 22,165 Common Shares owned by Mr. Cabot. Does not include 4,000 Common Shares issuable upon exercise of options which were granted under the Trustee Stock Option Plan which have not yet vested.

    (4) Does not include 4,000 Common Shares issuable upon exercise of options which were granted under the Trustee Stock Option Plan which have not yet vested.

    (5) Includes 4,600 Common Shares owned by Mrs. Devereux and 1,000 Common Shares held through an Individual Retirement Account owned and controlled by Mrs. Devereux.

    (6) Includes 57,720 Common Shares owned by Mr. Harrison. Does not include 4,000 Common Shares issuable upon exercise of options which were granted under the Trustee Stock Option Plan which have not yet vested.

    (7) Includes 40 Common Shares owned by Mr. Leinhardt. Does not include 4,000 Common Shares issuable upon exercise of options which were granted under the Trustee Stock Option Plan which have not yet vested.

    (8) Includes 41,000 Common Shares owned by Mr. Melzer and 16,000 Common Shares held for the benefit of Mr. Melzer through The Boxer Trust, the profit-sharing trust for the Trust's former investment advisor, of which Mr. Melzer is a Trustee.

    (9) Includes 20,110 Common Shares owned by Mr. Strehle. Does not include 4,000 Common Shares issuable upon exercise of options which were granted under the Trustee Stock Option Plan which have not yet vested. The Massachusetts Institute of Technology ("M.I.T.") owns 350,000 Common Shares with respect to which Mr. Strehle has voting and investment power by virtue of his position as Vice President for Finance and Treasurer of M.I.T., subject to the policies and procedures of the Investment Committee of M.I.T. of which Committee Mr. Strehle is an ex-officio member. In addition, the M.I.T. Retirement Plan owns 240,047 Common Shares with respect to which Mr. Strehle has voting and investment power by virtue of his position as Chairman of the Trustees of the M.I.T. Retirement Plan. Mr. Strehle disclaims beneficial ownership of the Common Shares owned by M.I.T. and the M.I.T. Retirement Plan.

    (10) Includes shares owned by members of the immediate families of certain Trustees and officers, as to which shares the relevant Trustee or officer disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the internalization of the Trust's management, the Trust and PCA Institutional Advisors ("PCAIA") (of which Messrs. Cervieri and Melzer are principals), reached an agreement pursuant to which the Trust, effective as of August 1, 1992, assumed day-to-day responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and four investment partnerships (Property Capital Midwest Associates, L.P., PCA Southwest Associates Limited Partnership, PCA Canyon View Associates Limited Partnership and PCA Crossroads Associates, Ltd.) in which the Trust was a general partner (referred to collectively as the "Subject Partnerships") and an advisory agreement with respect to a loan participation in which the Trust served as the lead lender (referred to as the "Lisle Participation").

         In return for the Trust's taking over from PCAIA the management services for the Subject Partnerships and the Lisle Participation, the Trust received annually the first $150,000 (which amount generally corresponded to the additional expenses incurred by the Trust in the performance of such tasks) payable pursuant to the Advisory Agreements plus 50% of additional amounts payable pursuant to the Advisory Agreements. PCAIA received the remaining 50% of such payments in excess of $150,000. No additional amount was received by the Trust or PCAIA in calendar 1997.

         During calendar 1997, the Trust paid legal fees in the amount of $147,060 (exclusive of additional amounts, if any, paid by the Trust's lessees and borrowers) to the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner.

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


Date: April 30, 1998