Form 10-Q
period 1998-03-31
PROPERTY CAPITAL TRUST
filed 1998-05-12
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period ____________


                         Commission File Number: 1-7003


                             PROPERTY CAPITAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                           04-2452367
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ] .


Number of shares of Common Shares outstanding as of May 1, 1998: 9,584,220

                             PROPERTY CAPITAL TRUST


                                      INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION                                           Number
------------------------------                                           ------

    ITEM 1.  FINANCIAL INFORMATION

     Consolidated Balance Sheets - March 31, 1998 (unaudited)
       and December 31, 1997                                                  2

     Consolidated Statements of Income -
       Three Months Ended March 31, 1998 and 1997 (unaudited)                 3

     Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1998 and 1997 (unaudited)                 4

     Consolidated Statements of Shareholders' Equity -
       Three Months Ended March 31, 1998 and 1997 (unaudited)                 5

     Notes to Consolidated Financial Statements (unaudited)                   6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                                   7 - 8

PART II.  OTHER INFORMATION
---------------------------

    ITEM 5.  POSSIBLE TRANSACTION TO TRANSFER CONTROL                         9

    ITEM 6.  EXHIBITS                                                    9 - 11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                    ---------      ------------
                                                           (Unaudited)
Assets
Real Estate Investments
  Assets Held for Sale directly by the Trust     $  5,300,000      $ 15,077,000

Cash and cash equivalents                           3,352,000         3,160,000
Interest and rents receivable                          52,000           280,000
Other assets                                          253,000         2,666,000
                                                 ------------      ------------
                                                 $  8,957,000      $ 21,183,000
                                                 ============      ============

Liabilities and Shareholders' Equity
Liabilities
  Accounts payable and accrued expenses          $    960,000      $  5,983,000
  Accrued interest                                          -            41,000
  Mortgage notes payable                                    -         8,345,000
                                                 ------------      ------------
                                                      960,000        14,369,000

Shareholders' Equity
  Common Shares (without par value, unlimited
  shares authorized, 9,584,220 issued, and
  9,584,220 and 9,397,369 outstanding,
  respectively)                                   108,568,000       108,568,000
  Accumulated deficit                            (100,571,000)     (100,438,000)
                                                 ------------      ------------

                                                    7,997,000         8,130,000
  Less cost of Treasury Shares                              -        (1,316,000)
                                                 ------------      ------------
  Total Shareholders' Equity                        7,997,000         6,814,000
                                                 ------------      ------------
                                                 $  8,957,000      $ 21,183,000

See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            1998            1997
                                                            ----            ----
Revenues
Rents from Owned Properties held directly by the
  Trust                                               $  600,000     $ 3,071,000
Structured Transactions held directly by the Trust
  Base income                                            137,000         616,000
  Overage income                                          78,000         290,000
Income from unconsolidated Investment Partnerships             -           5,000
                                                     -----------     -----------
                                                         815,000       3,982,000

Interest income                                           54,000         154,000
Advisory fee income                                            -           2,000
                                                     -----------     -----------
                                                         869,000       4,138,000
                                                     -----------     -----------
Expenses
General and administrative expenses                      365,000         466,000
Expenses on Owned Properties held directly by the
  Trust                                                  210,000       1,382,000
Professional fees                                         98,000          75,000
Trustees' fees and expenses                               32,000          23,000
Interest                                                  10,000         739,000
Depreciation                                                   -         931,000
                                                     -----------     -----------
                                                         715,000       3,616,000
                                                     -----------     -----------

Income before Gain on Sale of Real Estate Investments    154,000         522,000
Gain on Sale of Real Estate Investments                3,067,000      18,577,000
                                                     -----------     -----------

Net Income                                           $ 3,221,000     $19,099,000
                                                     ===========     ===========

Net Income per Share

  Income before Gain on Sale of Real Estate
    Investments                                            $0.02           $0.05
  Gain on Sale of Real Estate Investments                   0.32            1.95
                                                            ----            ----
  Basic and Diluted Net Income per Share                   $0.34           $2.00
                                                           =====           =====

Average Shares                                         9,584,000       9,520,000
                                                       =========       =========

See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                       1998            1997
                                                                       ----            ----
Operating Activities
Net Income                                                      $ 3,221,000     $19,099,000
Adjustments to Net Income
  Gain on sale of real estate investments                        (3,067,000)    (18,577,000)
  Depreciation and amortization                                           -         976,000
  Income from unconsolidated Investment Partnerships                      -          (5,000)
  Distributions of income from Investment Partnerships                    -           5,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                       228,000         278,000
    Decrease (increase) in other assets, net                      2,413,000        (115,000)
    (Decrease) increase in accounts payable and accrued
     expenses and accrued interest                               (3,748,000)      1,031,000
                                                                 ----------      ----------
Net Cash (Used in) Provided by Operating Activities                (953,000)      2,692,000
                                                                 ----------      ----------
Investing Activities
Owned Properties held directly by the Trust
  Dispositions                                                    4,564,000               -
  Additions                                                         (65,000)       (813,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                                 -      20,580,000
Investment Partnerships
  Distributions in excess of income                                       -          27,000
                                                                 ----------      ----------
Net Cash Provided by Investing Activities                         4,499,000      19,794,000
                                                                 ----------      ----------
Financing Activities
Cash dividends paid                                              (3,354,000)    (19,998,000)
Scheduled amortization of mortgage notes payable                          -         (48,000)
Proceeds from exercise of stock options                                   -         465,000
                                                                 ----------      ----------
Net Cash Used in Financing Activities                            (3,354,000)    (19,581,000)
                                                                 ----------      ----------
Net Increase in Cash and Cash Equivalents                           192,000       2,905,000

Cash and Cash Equivalents at Beginning of Period                  3,160,000       1,648,000
                                                                 ----------      ----------
Cash and Cash Equivalents at End of Period                      $ 3,352,000     $ 4,553,000
                                                                ===========     ===========

See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          1998            1997
                                                          ----            ----

Common Shares
Balance at beginning of period                   $ 108,568,000   $ 108,053,000
Stock options exercised                                      -         465,000
                                                 -------------   -------------
Balance at end of period                           108,568,000     108,518,000
                                                 -------------   -------------
Accumulated Deficit
Balance at beginning of period                    (100,438,000)    (45,319,000)
Net income                                           3,221,000      19,099,000
Cash dividends paid                                 (3,354,000)    (19,998,000)
                                                 -------------   -------------
Balance at end of period                          (100,571,000)    (46,218,000)
                                                 -------------   -------------
Treasury Shares
Balance at beginning of period                      (1,316,000)     (1,362,000)
Distribution to Trustees of Treasury Shares
  included in Rabbi Trust for the benefit of
  Trustees (186,851 and 3,981 Treasury Shares,
  respectively)                                      1,316,000          26,000
                                                 -------------   -------------
Balance at end of period                                     -      (1,336,000)
                                                 -------------   -------------
Total Shareholders' Equity                       $   7,997,000   $  60,964,000
                                                 =============   =============

Number of Common Shares
Common Shares issued at beginning of period          9,584,220       9,400,860
Stock options exercised                                      -         167,360
                                                 -------------   -------------
Common Shares Issued at End of Period                9,584,220       9,568,220
                                                 =============   =============

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Significant Accounting Policies

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of March 31, 1998 and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1997.

Operating results for the three months ended March 31, 1998 are not indicative of the results that may be expected for the remainder of calendar 1998. The information contained in these financial statements should be read in conjunction with the Trust's 1997 Annual Report on Form 10-K filed with the SEC on March 31, 1998, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 1998.

2. Real Estate Investments

Assets Held for Sale directly by the Trust

At March 31, 1998, the Trust had one real estate investment, the Cincinnati Marriott Inn, a hotel previously classified as a Structured Transaction held directly by the Trust. The Trust's investments in the Cincinnati Marriott Inn, located in Cincinnati, Ohio, consists of a land leaseback and two mortgage loans. At March 31, 1998, Cincinnati Marriott Inn investments had an aggregate net book value of $5,300,000.

In January 1998, the Trust sold Park Place to an unrelated party for $14,145,000, resulting in a gain to the Trust of $3,067,000. Previously, in August 1996, the Trust had allocated $1,239,000 of its former allowance for possible investment losses to this investment. The property's $8,345,000 first mortgage was assumed by the buyer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Plan


The Trust has been operating under a business plan (the "Business Plan") which provides for the orderly disposition of all of the Trust's investments. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. The Trust has utilized net proceeds from the sales of its properties to retire debt, to make distributions to the Trust's shareholders and to satisfy the Trust's cash needs.

The progress made by the Trust in implementing the Business Plan has been more rapid than initially anticipated and at March 31, 1998, the Trust had one real estate investment remaining, a land lease and leasehold mortgages on the Cincinnati Marriott Inn. Discussions are currently underway regarding the sale of the Cincinnati Marriott Inn. Based on these discussions, the Trust estimates that it will be able to distribute to shareholders between $.68 and $.78 per share from the proceeds of this sale, which is expected to close in July.

The American Stock Exchange (the "ASE") has advised the Trust that because it has substantially completed the disposition of its real estate in accordance with its Business Plan, it has fallen below the ASE's guidelines for continued listing. As a consequence, the ASE intends to halt trading the Trust's Common Shares twenty days after the sale of the Trust's Cincinnati Marriott Inn investment, but in no event later than August 28, 1998. At such time, management intends to seek market makers to trade the Trust's Common Shares over-the-counter.

It has been management's intention to dissolve the Trust and establish a liquidating trust in the summer of 1998. The purpose of the liquidating trust would be to dispose of the Trust's investment in the Cincinnati Marriott Inn (if it has not previously been sold), and hold reserves of approximately $2,000,000 for contingent liabilities of the Trust plus $300,000 to meet the projected aggregate operating deficits of such liquidating trust. The reserves are expected to be held for a period of up to three years at which time a final distribution estimated to be $.20 per share would be made. This would result in total distributions to shareholders of between $13.73 and $13.83 per share.

If the Trust is dissolved and the Trust's net assets are transferred into the liquidating trust, the legal formalities of terminating the Trust will be completed in accordance with the terms of the Declaration of Trust and with Massachusetts law. Shareholders of the Trust, at the time of its dissolution, will become holders of beneficial interests in the liquidating trust. These beneficial interests will not be transferable except by operation of law. The transfer of assets into the liquidating trust is a taxable event to the shareholders of the Trust with the same consequences as if all assets were sold. Further information on the liquidating trust will be provided in the form of an information statement to be distributed to shareholders prior to the dissolution of the Trust. It should be noted that the Trust is currently negotiating a transaction with an unrelated third party which would be an alternative to the dissolution of the Trust and the formation of a liquidating trust. See Item 5. Other Information--Possible Transaction to Transfer Control.

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


Financial Condition, Liquidity and Capital Resources


The Trust had no debt at March 31, 1998 as compared to $8,345,000 at December 31, 1997, which was comprised solely of a mortgage loan on Park Place. Park Place was sold in January 1998 subject to its mortgage loan. The Trust has reviewed its short-term and long-term liquidity needs in view of its Business Plan and the adequacy of cash provided by operating activities and other liquidity sources to meet these needs. The Trust's principal short-term liquidity needs are to fund normal operating expenses and the minimum dividend distributions (if any) required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these short-term liquidity needs from cash flows provided by operating activities, cash on hand and the net proceeds of sales of investments. Net proceeds from the sale of the Trust's investments will also be used to make dividend distributions to the Trust's shareholders and to establish the reserve necessary for the liquidating trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


At March 31, 1998, the Trust's principal asset was its $5,300,000 investment in Cincinnati Marriott Inn. The hotel is currently being marketed for sale by the Trust's lessee. At this time, the Trust believes a sale will occur in July 1998 and the net proceeds to be received by the Trust will be between $6,600,000 and $7,600,000.

On January 29, 1998 the Trust sold the Park Place office building in Clayton, Missouri, for $14,145,000 subject to its first mortgage debt. The Trust realized a gain of $3,067,000 on the sale of this investment.

During the quarter ended March 31, 1998, the Trust terminated the Amended and Restated Deferred Stock Plan for Non-Employee Trustees. All of its assets, which were held in a Rabbi Trust, were distributed. Previously in the Trust's financial statements, Common Shares held by the Rabbi Trust were reflected as "treasury stock," the remaining assets were reflected in "other assets" and the fund balance was reflected in "accounts payable and accrued expenses."


Results of Operations for the Three Months ended March 31, 1998 versus the Three Months ended March 31, 1997


Total revenues decreased by $3,269,000, or 79%, and expenses decreased by $2,901,000, or 80%, for the three months ended March 31, 1998 as compared to the same period in the prior year due to the sale of all but one of the Trust's real estate investments in accordance with the Trust's Business Plan.


Gain on Sale of Real Estate Investments


Net income for the three months ended March 31, 1998 included a gain on the sale of real estate investments of $3,067,000 from the sale of the Park Place office building. For the three-month period ended March 31, 1997, net income included a gain on sale of real estate investments of $18,577,000 from the sale of the City Centre Holiday Inn investment.


Dividends


For the three months ended March 31, 1998, the Trustees declared a special dividend of $.35 per share, paid February 27, 1998 to shareholders of record on February 13, 1998. Due to the magnitude of the dividend declared in relation to the Trust's stock price at that time, the ASE determined that the Trust's shares would trade ex-dividend on March 2, 1998.


Special Note Regarding Forward-Looking Statements


Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the prospects for the Trust, including the timing and amount of sale proceeds payable to the Trust for its remaining real estate investment and the outcome of negotiations with third parties, to be materially different from any prospects expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions, an adverse change in the real estate market in which the Trust has its remaining investment, and other factors noted in this Quarterly Report. In addition, estimates of the timing, amount and form of future distributions are also subject to the timing of the sale of the Trust's remaining investment, proceeds therefrom and management's assessment from time to time as to the appropriate amount to set aside as reserves to meet both anticipated and unanticipated liabilities. As a result, no assurance can be given as to the prospects for the Trust.

PART II.  OTHER INFORMATION

ITEM 5.  POSSIBLE TRANSACTION TO TRANSFER CONTROL

The Trust is negotiating with an unrelated third party with respect to a possible transaction in which such third party would take control of the Trust by contributing certain real estate to the Trust in exchange for Common Shares of the Trust. This transaction would eliminate the need to establish a liquidating trust to hold reserves for known and contingent liabilities of the Trust and the expenses related thereto. It would also enable the Trust to distribute to its then existing shareholders substantially all of its net worth, which is currently estimated to be approximately $.23 per share (excluding the distribution expected from the Cincinnati Marriott Inn sale), immediately prior to the closing of this transaction. Following the closing, such existing shareholders would retain a nominal interest in the Trust, which at that point would only hold assets contributed by the new controlling shareholder. At present, it is not possible to assess the likelihood of success in these negotiations. To date, the Trust has distributed $12.85 from the proceeds of sales of its assets. If negotiations for the sale of the Cincinnati Marriott Inn and the transfer of control of the Trust are both successful, distributions will total between $13.76 and $13.86 per share. If these negotiations are successful, and an agreement is entered into, the transaction would be subject to approval of the Trust's existing shareholders. In the event the negotiations for a transfer of control of the Trust are unsuccessful, the Trust intends to dissolve and establish a liquidating trust in the summer of 1998.

ITEM 6.  EXHIBITS

27.1   Financial Data Schedule
99.1   News Release, dated May 12, 1998