Form 10-Q
period 1998-06-30
PROPERTY CAPITAL TRUST
filed 1998-08-14
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                        OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD ____________

                          COMMISSION FILE NUMBER: 1-7003


                             PROPERTY CAPITAL TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                          04-2452367
-------------------------------                           ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

Number of shares of Common Shares outstanding as of August 1, 1998: 9,584,220

                             PROPERTY CAPITAL TRUST


                                      INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

  ITEM 1.  FINANCIAL INFORMATION

    Consolidated Balance Sheets - June 30, 1998 (unaudited)
      and December 31, 1997                                                 2

    Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1998 and 1997 (unaudited)         3

    Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1998 and 1997 (unaudited)                   4

    Consolidated Statements of Shareholders' Equity -
      Six Months Ended June 30, 1998 and 1997 (unaudited)                   5

    Notes to Consolidated Financial Statements (unaudited)                  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                     7-9

PART II. OTHER INFORMATION
--------------------------

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10-11

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,         DECEMBER 31,
                                                    1998              1997
                                                 ------------------------------
                                                 (Unaudited)

ASSETS
Real Estate Investments
  Assets Held for Sale directly by the Trust     $          -      $ 15,077,000

Cash and cash equivalents                          11,043,000         3,160,000
Interest and rents receivable                           5,000           280,000
Other assets                                           12,000         2,666,000
                                                 ------------      ------------
                                                 $ 11,060,000      $ 21,183,000
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses          $  8,391,000      $  5,983,000
  Accrued interest                                          -            41,000
  Mortgage notes payable                                    -         8,345,000
                                                 ------------      ------------
                                                    8,391,000        14,369,000
                                                 ------------      ------------
Shareholders' Equity
  Common Shares (without par value, unlimited
    shares authorized, 9,584,220 issued, and
    9,584,220 and 9,397,369 outstanding,
    respectively)                                 108,568,000       108,568,000
  Accumulated deficit                            (105,899,000)     (100,438,000)
                                                 ------------      ------------
                                                    2,669,000         8,130,000
  Less cost of Treasury Shares                              -        (1,316,000)
                                                 ------------      ------------
  Total Shareholders' Equity                        2,669,000         6,814,000

                                                 $ 11,060,000      $ 21,183,000
                                                 ============      ============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                         -------------------------------     -------------------------------
                                                             1998                1997            1998                1997
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust   $ (179,000)         $2,993,000      $  421,000          $6,064,000
Structured Transactions held directly by the Trust
  Base income                                             1,716,000             618,000       1,853,000           1,234,000
  Overage income                                             29,000             383,000         107,000             673,000
Income from unconsolidated Investment Partnerships                -              85,000               -              90,000
                                                         ----------          ----------      ----------          ----------
                                                          1,566,000           4,079,000       2,381,000           8,061,000

Interest income                                              62,000              42,000         116,000             196,000
Other income                                                  7,000                   -           7,000                   -
Advisory fee income                                               -              14,000               -              16,000
                                                         ----------          ----------      ----------          ----------
                                                          1,635,000           4,135,000       2,504,000           8,273,000
                                                         ----------          ----------      ----------          ----------

EXPENSES
General and administrative expenses                         382,000             583,000         747,000           1,049,000
Expenses on Owned Properties held directly by the Trust           -           1,423,000         210,000           2,805,000
Trustees' fees and expenses                                  28,000              24,000          60,000              47,000
Interest                                                          -             718,000          10,000           1,457,000
Depreciation                                                      -             124,000               -           1,055,000
Professional fees                                           (98,000)             35,000               -             110,000
                                                         ----------          ----------      ----------          ----------
                                                            312,000           2,907,000       1,027,000           6,523,000
                                                         ----------          ----------      ----------          ----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS     1,323,000           1,228,000       1,477,000           1,750,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                   1,016,000           2,801,000       4,083,000          21,378,000
                                                         ----------          ----------      ----------          ----------

NET INCOME                                               $2,339,000          $4,029,000      $5,560,000         $23,128,000
                                                         ==========          ==========      ==========          ==========
NET INCOME PER SHARE

  INCOME BEFORE GAIN ON SALE OF REAL ESTATE INVESTMENTS       $0.13               $0.13           $0.15               $0.18
  GAIN ON SALE OF REAL ESTATE INVESTMENTS                      0.11                0.29            0.43                2.24
                                                              -----               -----           -----               -----
  BASIC AND DILUTED NET INCOME PER SHARE                      $0.24               $0.42           $0.58               $2.42
                                                              =====               =====           =====               =====

AVERAGE SHARES                                            9,584,220           9,579,000       9,584,220           9,549,000
                                                          =========           =========       =========           =========

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    1998                      1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                      $ 5,560,000               $23,128,000
Adjustments to Net Income
  Gain on sale of real estate investments                        (4,083,000)              (21,378,000)
  Depreciation and amortization                                           -                 1,148,000
  Income from unconsolidated Investment Partnerships                      -                   (90,000)
  Distributions of income from Investment Partnerships                    -                     2,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                       275,000                   111,000
    Decrease in other assets, net                                 2,654,000                     7,000
    (Decrease) increase in accounts payable and accrued
      expenses and accrued interest                              (3,984,000)                  920,000
                                                                -----------               -----------
Net Cash Provided by Operating Activities                           422,000                 3,848,000
                                                                -----------               -----------
INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Dispositions                                                    4,564,000                         -
  Additions                                                         (65,000)               (1,859,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                         6,316,000                22,877,000
Investment Partnerships
  Distributions in excess of income                                       -                 1,404,000
                                                                -----------               -----------
Net Cash Provided by Investing Activities                        10,815,000                22,422,000
                                                                -----------               -----------
FINANCING ACTIVITIES
Cash dividends paid                                              (3,354,000)              (22,489,000)
Scheduled amortization of mortgage notes payable                          -                  (181,000)
Proceeds from exercise of stock options                                   -                   515,000
                                                                -----------               -----------
Net Cash Used in Financing Activities                            (3,354,000)              (22,155,000)
                                                                -----------               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         7,883,000                 4,115,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,160,000                 1,648,000
                                                                -----------               -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $11,043,000               $ 5,763,000
                                                                ===========               ===========

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    1998                      1997
--------------------------------------------------------------------------------------------------------
COMMON SHARES
Balance at beginning of period                                  $108,568,000              $108,053,000
Stock options exercised                                                    -                   515,000
                                                                ------------              ------------
Balance at end of period                                         108,568,000               108,568,000
                                                                ------------              ------------
ACCUMULATED DEFICIT
Balance at beginning of period                                  (100,438,000)              (45,319,000)
Net income                                                         5,560,000                23,128,000
Cash dividends paid or declared                                  (11,021,000)              (22,489,000)
                                                                ------------              ------------
Balance at end of period                                        (105,899,000)              (44,680,000)
                                                                ------------              ------------
TREASURY SHARES
Balance at beginning of period                                    (1,316,000)               (1,362,000)
Distribution to Trustees of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (186,851 and 3,981
  Treasury Shares, respectively)                                   1,316,000                    26,000
                                                                ------------              ------------
Balance at end of period                                                   -                (1,336,000)
                                                                ------------              ------------

TOTAL SHAREHOLDERS' EQUITY                                      $  2,669,000              $ 62,552,000
                                                                ============              ============


NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                        9,584,220                 9,400,860
Stock options exercised                                                    -                   183,360
                                                                ------------              ------------
Common Shares Issued at End of Period                              9,584,220                 9,584,220
                                                                ============              ============

                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of June 30, 1998 and the results of its operations and its cash flows for the periods ended June 30, 1998 and 1997.

Operating results for the six months ended June 30, 1998 are not indicative of the results that may be expected for the remainder of calendar 1998. The information contained in these financial statements should be read in conjunction with the Trust's 1997 Annual Report on Form 10-K filed with the SEC on March 31, 1998, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 1998.

2.  REAL ESTATE INVESTMENTS

ASSETS HELD FOR SALE DIRECTLY BY THE TRUST

At June 30, 1998, there were no Assets Held for Sale directly by the Trust.

On June 17, 1998, the Trust's Cincinnati Marriott Inn $2,000,000 land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related leasehold mortgages were prepaid at their face amount of $4,316,000. In August 1996, the Trust had allocated $1,016,000 of its former allowance for possible investment losses to these mortgages. As a consequence, the repayment resulted in a gain to the Trust of $1,016,000. In addition, the Trust received $1,600,000 of land rent and mortgage interest, earned in 1991 through 1994, which had previously been written off.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS PLAN

The Trust has operated under a business plan (the "Business Plan"), which provided for the orderly disposition of all of the Trust's investments on a property-by-property basis. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. Since then, the Trust has utilized net proceeds from the sales of its properties to retire debt, to make distributions to the Trust's shareholders and to satisfy the Trust's cash needs.

In the summer of 1997, management of the Trust and the Trustees began to consider possible alternatives for terminating the Trust. In June 1998, after discussions with several groups, the Trust announced that it had entered into an agreement to merge with an affiliate of the Beal Companies, LLP, a Boston based real estate development and investment company (the "Beal Affiliate"). The merger is subject to the approval of the Trust's shareholders and, if approved, such shareholders will retain only a nominal interest in the Trust, which at that point will hold only those assets contributed by the new controlling shareholders. In addition, the existing shareholders will be entitled to receive the net proceeds from litigation to determine the full compensation due for certain land that was condemned at Loehmann's Fashion Island prior to its sale (which amount is not expected to exceed $0.10 per share and could be zero).

Although initially expected to close in September 1998, the merger is now expected to close in November 1998 if it is approved by the Trust's shareholders. The Beal Affiliate has agreed, commencing October 1, 1998, to reimburse the Trust for its general office and employee expenses until either the consummation of the merger or the termination of the transaction.

The proposed merger, if approved, would eliminate the need to establish a liquidating trust to hold reserves to meet contingent liabilities of the Trust and the expenses related thereto (which expenses, net of interest income, were estimated to be $0.03 per share). It would also enable the Trust to distribute to its then existing shareholders substantially all of its net worth, which is currently estimated to be $0.23 per share. To date, the Trust has distributed $13.65 per share (inclusive of the $0.80 per share dividend paid on July 10, 1998) from the proceeds of sales of its assets. If the merger is consummated the distributions will total approximately $13.88 per share.

The Trust will circulate a proxy statement to shareholders in anticipation of a shareholder vote on the proposed merger. Full details of the merger and its consequences will be set forth in the proxy statement.

The American Stock Exchange (the "ASE") has halted trading the Trust's Common Shares because the Trust has completed the disposition of its real estate in accordance with its Business Plan and as a result, has fallen below the ASE's guidelines for continued listing. As a consequence of the implementation of the Business Plan, the disposition of all of its investments and the payment of special dividends from the proceeds of sales of the Trust's investments, certain operating results which have historically been utilized to judge the Trust's financial performance (such as Funds from Operations and Net Income) have decreased and it is not anticipated that the Trust will generate any net income in the future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust had no debt at June 30, 1998 as compared to $8,345,000 at December 31, 1997, which was comprised solely of a mortgage loan on Park Place. Park Place was sold in January 1998 subject to its mortgage loan. The Trust has reviewed its liquidity needs in view of its Business Plan. The Trust's principal liquidity needs are to fund normal operating expenses and the minimum dividend distributions (if any) required to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these liquidity needs from interest income and cash on hand.

At June 30, 1998, the Trust's entire portfolio of real estate investments had been disposed of and its principal asset was $11,043,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On June 17, 1998, the Trust's Cincinnati Marriott Inn $2,000,000 land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related leasehold mortgages were prepaid at their face amount of $4,316,000. In August 1996, the Trust allocated $1,016,000 of its former allowance for possible investment losses to these mortgages. As a consequence, the repayment resulted in a gain to the Trust of $1,016,000. In addition, the Trust received $1,600,000 of land rent and mortgage interest, earned between 1991 and 1994, which had previously been written off.

On January 29, 1998, the Trust sold the Park Place office building in Clayton, Missouri, for $14,145,000. The Trust realized a gain of $3,067,000 on the sale of this investment.

During the first quarter of 1998, the Trust terminated the Amended and Restated Deferred Stock Plan for Non-Employee Trustees. All of its assets, which were held in a Rabbi Trust, were distributed to the Trustees. Previously, in the Trust's financial statements, Common Shares held by the Rabbi Trust were reflected as "treasury stock," the remaining assets were reflected in "other assets" and the fund balance was reflected in "accounts payable and accrued expenses."

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 106% and 93%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in the prior year, due to the sale, in January 1998, of the Park Place office building, the Trust's last Owned Property held directly by the Trust, and from the adjustment at June 30, 1998 of approximately $200,000 of previously recorded revenues from Loehmann's Fashion Island, which had been sold in December 1997.

Base income from Structured Transactions held directly by the Trust increased 178% and 50%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in the prior year, due to the receipt, in June 1998, of $1,600,000 of land rent and mortgage interest (earned between 1991 and 1994 but previously written off) from the Cincinnati Marriott Inn. The receipt and recognition of income occurred in conjunction with the disposition of the Trust's investments in the Cincinnati Marriott Inn.

Overage income from Structured Transactions held directly by the Trust decreased 92% and 84%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in the prior year, due to the sale of all but one of the Trust's remaining Structured Transactions held directly by the Trust in the first quarter of 1998 and the disposition of the Cincinnati Marriott Inn investments in June 1998.

Interest income increased 48% for the three months ended June 30, 1998, as compared to the same period in the prior year, and decreased 41% for the six months ended June 30, 1998, as compared to the same period in the prior year. Interest income is earned on net proceeds received by the Trust from the sale of its investments, which proceeds are invested until they are distributed to shareholders in the form of special dividends.

EXPENSES

Total expenses decreased 89% and 84%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in the prior year, due to the sale of all but one of the Trust's remaining real estate investments in the first quarter of 1998 and the disposition of the last real estate investment in June 1998. Included in total expense decreases were decreases in professional fees of 380% and 100%, respectively, for the three and six months ended June 30, 1998, as compared to the same periods in the prior year, due to the downward revision of approximately $140,000 for estimated liabilities for legal and similar fees payable that were, in fact, not incurred.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the six months ended June 30, 1998 included a gain on sale of real estate investments of $4,083,000, comprised of $1,016,000 from the prepayment of Cincinnati Marriott Inn's leasehold mortgages at their face amount in June 1998 and $3,067,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

from the sale of the Park Place office building in January 1998. For the six months ended June 30, 1997, net income included a gain on sale of real estate investments of $21,378,000, comprised of $1,944,000 from the sale of the Lakeside Center investment in June 1997, $857,000 from the sale of the Telegraph Hill apartments in June 1997 and $18,577,000 from the sale of the City Centre Holiday Inn investment in January 1997.

DIVIDENDS

On June 16, 1998, the Trustees declared a special dividend of $0.80 per share, payable July 10, 1998 to shareholders of record on July 1, 1998. Due to the magnitude of the dividend declared in relation to the Trust's stock price at that time, and the halting of trading after July 10, 1998, the Trust's shares did not trade ex-dividend on the ASE.

On February 3, 1998, the Trustees declared a special dividend of $0.35 per share, payable February 27, 1998 to shareholders of record on February 13, 1998. Due to the magnitude of the dividend declared in relation to the Trust's stock price at that time, the ASE determined that the Trust's shares would trade ex-dividend on March 2, 1998.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the prospects for the Trust to be materially different from any prospects expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, estimates of the timing, amount and form of future distributions and management's assessment from time to time as to the appropriate amount to set aside as reserves to meet both anticipated and unanticipated liabilities.

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27.1 Financial Data Schedule

(b)   Report on Form 8-K:

      Current Report dated June 29, 1998, attaching the Trust's press release dated June 17, 1998 and June 18, 1998.

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


                                        PROPERTY CAPITAL TRUST
                                        ----------------------
                                              Registrant


                                        /s/ Robert M. Melzer
                                        --------------------
                                        Robert M. Melzer
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

Date: August 14, 1998