Form 10-Q
period 1998-09-30
PROPERTY CAPITAL TRUST
filed 1998-11-16
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                  177 MILK STREET, BOSTON, MASSACHUSETTS 02109
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (617) 482-4081
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

NUMBER OF SHARES OF COMMON SHARES OUTSTANDING AS OF NOVEMBER 7, 1998:  9,584,220
                                                                       ---------

                             PROPERTY CAPITAL TRUST

                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

  ITEM 1.  FINANCIAL INFORMATION

           Consolidated Balance Sheets - September 30, 1998 (unaudited)
           and December 31, 1997                                               2

           Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 1998 and 1997
           (unaudited)                                                         3

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997 (unaudited)           4

           Consolidated Statements of Shareholders' Equity -
           Nine Months Ended September 30, 1998 and 1997 (unaudited)           5

           Notes to Consolidated Financial Statements (unaudited)              6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               7-9

PART II. OTHER INFORMATION
--------------------------

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                10-11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,            December 31,
                                                                                           1998                     1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
Real Estate Investments
  Assets Held for Sale directly by the Trust                                            $           -          $  15,077,000
Cash and cash equivalents                                                                   3,085,000              3,160,000
Interest and rents receivable                                                                       -                280,000
Other assets                                                                                    8,000              2,666,000
                                                                                        -------------          -------------
                                                                                        $   3,093,000          $  21,183,000
                                                                                        =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses                                                 $     523,000         $    5,983,000
  Accrued interest                                                                                  -                 41,000
  Mortgage notes payable                                                                            -              8,345,000
                                                                                        -------------          -------------
                                                                                              523,000             14,369,000
                                                                                        -------------          -------------
Shareholders' Equity
  Common Shares (without par value, unlimited shares authorized, 9,584,220 issued, and 9,584,220 and 9,397,369 outstanding,
    respectively)                                                                         108,568,000            108,568,000
Accumulated deficit                                                                      (105,998,000)          (100,438,000)
                                                                                        -------------          -------------
                                                                                            2,570,000              8,130,000
Less cost of Treasury Shares                                                                        -             (1,316,000)
                                                                                        -------------          -------------
Total Shareholders' Equity                                                                  2,570,000              6,814,000
                                                                                        -------------          -------------
                                                                                        $   3,093,000          $  21,183,000
                                                                                        =============          =============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                    September 30,
                                                                  ----------------------------     -----------------------------
                                                                      1998             1997            1998              1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
Rents from Owned Properties held directly by the Trust            $    48,000      $ 2,678,000     $   469,000       $ 8,742,000
Structured Transactions held directly by the Trust
  Base income                                                               -          583,000       1,853,000         1,817,000
  Overage income                                                            -          322,000         107,000           995,000
Income from unconsolidated Investment Partnerships                          -           45,000               -           135,000
                                                                  -----------      -----------     -----------       -----------
                                                                       48,000        3,628,000       2,429,000        11,689,000

Interest income                                                        51,000          108,000         167,000           304,000
Other income                                                                -            2,000           7,000            18,000
                                                                  -----------      -----------     -----------       -----------
                                                                       99,000        3,738,000       2,603,000        12,011,000
                                                                  -----------      -----------     -----------       -----------
EXPENSES
General and administrative expenses                                   162,000          642,000         909,000         1,691,000
Expenses on Owned Properties held directly by the Trust                     -        1,126,000         210,000         3,931,000
Trustees' fees and expenses                                            30,000           24,000          90,000            71,000
Interest                                                                    -          723,000          10,000         2,180,000
Professional fees                                                       6,000           36,000           6,000           146,000
Depreciation                                                                -          125,000               -         1,180,000
                                                                  -----------      -----------     -----------       -----------
                                                                      198,000        2,676,000       1,225,000         9,199,000
                                                                  -----------      -----------     -----------       -----------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL
  ESTATE INVESTMENTS                                                  (99,000)       1,062,000       1,378,000         2,812,000
GAIN ON SALE OF REAL ESTATE INVESTMENTS                                     -        4,750,000       4,083,000        26,128,000
                                                                  -----------      -----------     -----------       -----------
NET (LOSS) INCOME                                                 $   (99,000)     $ 5,812,000     $ 5,461,000       $28,940,000
                                                                  ===========      ===========     ===========       ===========

NET (LOSS) INCOME PER SHARE
  INCOME (LOSS) BEFORE GAIN ON SALE OF REAL
  ESTATE INVESTMENTS                                              $     (0.01)     $      0.11     $      0.14       $      0.30
  GAIN ON SALE OF REAL ESTATE INVESTMENTS                                   -             0.50            0.43              2.73
                                                                  -----------      -----------     -----------       -----------
  BASIC AND DILUTED NET (LOSS) INCOME PER SHARE                   $     (0.01)     $      0.61     $      0.57       $      3.03
                                                                  ===========      ===========     ===========       ===========
AVERAGE SHARES                                                      9,584,220        9,584,220       9,584,220         9,561,000
                                                                  ===========      ===========     ===========       ===========

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                          ----------------------------------
                                                                                             1998                   1997
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net Income                                                                                $ 5,461,000            $28,940,000
Adjustments to Net Income
  Gain on sale of real estate investments                                                  (4,083,000)           (26,128,000)
  Depreciation and amortization                                                                     -              1,320,000
  Income from unconsolidated Investment Partnerships                                                -               (135,000)
  Distributions of income from Investment Partnerships                                              -                 24,000
  Changes in assets and liabilities
    Decrease in interest and rents receivable                                                 280,000                755,000
    Decrease (increase) in other assets, net                                                2,658,000               (799,000)
    (Decrease) increase in accounts payable and accrued
      expenses and accrued interest                                                        (4,185,000)               841,000
                                                                                          -----------            -----------
Net Cash Provided by Operating Activities                                                     131,000              4,818,000
                                                                                          -----------            -----------
INVESTING ACTIVITIES
Owned Properties held directly by the Trust
  Dispositions                                                                              4,564,000              8,865,000
  Additions                                                                                   (65,000)            (3,116,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                                                   6,316,000             46,750,000
Investment Partnerships
  Distributions in excess of income                                                                 -              1,515,000
                                                                                          -----------            -----------
Net Cash Provided by Investing Activities                                                  10,815,000             54,014,000
                                                                                          -----------            -----------
FINANCING ACTIVITIES
Cash dividends paid                                                                       (11,021,000)           (34,086,000)
Scheduled amortization of mortgage notes payable                                                    -               (230,000)
Proceeds from exercise of stock options                                                             -                515,000
                                                                                          -----------            -----------
Net Cash Used in Financing Activities                                                     (11,021,000)           (33,801,000)
                                                                                          -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (75,000)            25,031,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            3,160,000              1,648,000
                                                                                          -----------            -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 3,085,000            $26,679,000
                                                                                          ===========            ===========

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -----------------------------------
                                                                                             1998                   1997
----------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
Balance at beginning of period                                                           $108,568,000           $108,053,000
Stock options exercised                                                                             -                515,000
                                                                                         ------------           ------------
Balance at end of period                                                                  108,568,000            108,568,000
                                                                                         ------------           ------------
ACCUMULATED DEFICIT
Balance at beginning of period                                                           (100,438,000)           (45,319,000)
Net income                                                                                  5,461,000             28,940,000
Cash dividends paid                                                                       (11,021,000)           (34,086,000)
                                                                                         ------------           ------------
Balance at end of period                                                                 (105,998,000)           (50,465,000)
                                                                                         ------------           ------------
TREASURY SHARES
Balance at beginning of period                                                             (1,316,000)            (1,362,000)
Distribution to Trustees of Treasury Shares included in Rabbi
  Trust for the benefit of Trustees (186,851 and 3,851
  Treasury Shares, respectively)                                                            1,316,000                 26,000
                                                                                         ------------           ------------
Balance at end of period                                                                            -             (1,336,000)
                                                                                         ------------           ------------
TOTAL SHAREHOLDERS' EQUITY                                                               $  2,570,000           $ 56,767,000
                                                                                         ============           ============
NUMBER OF COMMON SHARES
Common Shares issued at beginning of period                                                 9,584,220              9,400,860
Stock options exercised                                                                             -                183,360
                                                                                         ------------           ------------
Common Shares Issued at End of Period                                                       9,584,220              9,584,220
                                                                                         ============           ============

                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of September 30, 1998 and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1997.

Operating results for the nine months ended September 30, 1998 are not indicative of the results that may be expected for the remainder of calendar 1998. The information contained in these financial statements should be read in conjunction with the Trust's 1997 Annual Report on Form 10-K filed with the SEC on March 31, 1998, as amended by the Trust's Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 1998.

2.   REAL ESTATE INVESTMENTS

ASSETS HELD FOR SALE DIRECTLY BY THE TRUST

At September 30, 1998, there were no Assets Held for Sale directly by the Trust.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS PLAN

Since 1995, the Trust has operated under a business plan (the "Business Plan") which provided for the orderly disposition of all of the Trust's investments on a property-by-property basis. As of September 30, 1998, the Trust had disposed of all of its real estate investments and had approximately $3,000,000 in cash which it intends to utilize to satisfy all of its remaining obligations and then to distribute the remainder to its shareholders.

In the summer of 1997, management of the Trust and the Trustees began to consider possible alternatives for terminating the Trust once its assets had been sold. In June 1998, after discussions with several groups, the Trust announced that it had entered into an agreement to merge with and into Maryland Property Capital Trust, Inc. (the "Corporation"). Simultaneously with the execution of the merger agreement, the Corporation entered into a series of related agreements (the "Related Transactions") with affiliates of the Beal Companies, LLP, a Boston based real estate development and investment company. Due to recent market conditions, however, the parties renegotiated the terms of the proposed merger and the Related Transactions in October 1998. As a result of a restructuring of the merged entity's capitalization, the interests of Property Capital Trust's shareholders will be junior to certain interests of affiliates of the Beal Companies, LLP in the merged entity. Therefore, at the time of the merger, while the Trust's shareholders will receive all of the Trust's remaining net worth (which is currently estimated to be $0.23 per share after giving affect to expected operating expenses through the date of merger and accrued expenses) prior to the consummation of the merger, the interests of the Trust's shareholders in the surviving entity will be without value.

The merger is subject to the approval of the Trust's shareholders and, if approved, would eliminate the need to establish a liquidating trust to hold reserves to meet contingent liabilities of the Trust and the expenses related thereto (which expenses, net of interest income, were estimated to be $0.03 per share). The Trust expects to circulate a proxy statement to shareholders, in anticipation of a shareholder vote on the proposed merger in January 1999. If approved by shareholders, the merger should close in late January or February 1999. Details of the merger and its consequences will be set forth in the proxy statement. No assurances can be given that the merger will be consummated.

To date, the Trust has distributed $13.65 per share from the proceeds of sales of its assets. If the merger is consummated, the distributions will total approximately $13.88 per share. In addition, the existing shareholders will be entitled to receive the net proceeds from litigation to determine the full compensation due for certain land that was condemned at Loehmann's Fashion Island prior to its sale (which amount is not expected to exceed $0.10 per share and could be zero).

In July 1998, the American Stock Exchange (the "ASE") halted trading the Trust's Common Shares because the Trust had completed the disposition of its real estate in accordance with its Business Plan, and as a result, had fallen below the ASE's guidelines for continued listing. Since the Trust did not have sufficient tangible assets to satisfy the ASE guidelines, and would not satisfy such requirements after the merger, the ASE delisted the Trust on October 29, 1998. The Trust's shares are now traded on the over-the-counter Bulletin Board (symbol "PCTG").

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust had no debt at September 30, 1998 as compared to $8,345,000 at December 31, 1997, which was comprised solely of a mortgage loan on Park Place. Park Place was sold in January 1998 subject to its mortgage loan. The Trust has reviewed its liquidity needs in view of its Business Plan. The Trust's principal liquidity needs are to fund normal operating expenses and the minimum dividend distributions (if any) required

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to maintain the Trust's REIT status under the Internal Revenue Code. The Trust expects to fund these liquidity needs from interest income and cash on hand.

At September 30, 1998, the Trust's entire portfolio of real estate investments had been disposed of and its principal asset was $3,085,000 in cash.

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

During the first quarter of 1998, the Trust terminated the Amended and Restated Deferred Stock Plan for Non-Employee Trustees. All of the assets of such plan, which were held in a Rabbi Trust, were distributed to the Trustees. Previously, in the Trust's financial statements, Common Shares held by the Rabbi Trust were reflected as "treasury stock," the remaining assets were reflected in "other assets" and the fund balance was reflected in "accounts payable and accrued expenses."

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 98% and 95%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, due to the sale, in January 1998, of the Park Place office building, the Trust's last Owned Property held directly by the Trust, and from the adjustment at June 30, 1998 of approximately $200,000 of previously recorded revenues from Loehmann's Fashion Island, which had been sold in December 1997. During the three months ended September 30, 1998, the Trust received $48,000 from the new owners of Loehmann's Fashion Island related to the time of the Trust's ownership. This amount had not previously been accrued.

Base income from Structured Transactions held directly by the Trust increased 2% for the nine months ended September 30, 1998, as compared to the same period in the prior year, due to the receipt, in June 1998, of $1,600,000 of land rent and mortgage interest (earned between 1991 and 1994 but previously written off) from the Cincinnati Marriott Inn. The receipt and recognition of this income occurred in conjunction with the disposition of the Trust's investments in the Cincinnati Marriott Inn.

Overage income from Structured Transactions held directly by the Trust decreased 89% for the nine months ended September 30, 1998, as compared to the same period in the prior year, due to the sale of all but one of the Trust's remaining Structured Transactions held directly by the Trust prior to calendar 1998 and the disposition of the Cincinnati Marriott Inn investments in June 1998.

Interest income decreased 53% and 45%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year. Interest income is earned on net proceeds received by the Trust from the sale of its investments, which proceeds are invested until they are distributed to shareholders in the form of special dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXPENSES

Total expenses decreased 93% and 87%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, due to the sale of all but one of the Trust's remaining real estate investments in the first quarter of 1998 and the disposition of the last real estate investment in June 1998. Included in total expense decreases were decreases in professional fees of 83% and 96%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, due to the downward revision at June 30, 1998 of approximately $140,000 accrued for estimated liabilities for legal and similar fees payable that were, in fact, not incurred. General and administrative expenses also decreased by 75% and 46%, respectively, for the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, primarily due to the reduction of the Trust's management and support staff.

GAIN ON SALE OF REAL ESTATE INVESTMENTS

Net income for the nine months ended September 30, 1998 included a gain on sale of real estate investments of $4,083,000, comprised of $1,016,000 from the prepayment of Cincinnati Marriott Inn's leasehold mortgages at their face amount in June 1998 and $3,067,000 from the sale of the Park Place office building in January 1998. For the nine months ended September 30, 1997, net income included a gain on sale of real estate investments of $26,128,000, comprised of $4,750,000 from the sale of Elm Creek and Sandpiper Cove apartment investments in September 1997, $1,944,000 from the sale of the Lakeside Center investment in June 1997, $857,000 from the sale of the Telegraph Hill apartments in June 1997 and $18,577,000 from the sale of the City Centre Holiday Inn investment in January 1997.

DIVIDENDS

During the nine months ended September 30, 1998, the Trust declared and paid dividends of $1.15 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the prospects for the Trust to be materially different from any prospects expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, management's estimates of future dividends, the likelihood and timing of the merger and its assessment from time to time as to the appropriate amount to set aside as reserves to meet both anticipated and unanticipated liabilities.

PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The information provided in Item 2 of Part I of this report is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 2         Second Amendment to Agreement and Plan of Merger, dated
                       October 16, 1998, by and between Property Capital Trust and Maryland Property Capital Trust, Inc.

     Exhibit 27.1      Financial Data Schedule

     Exhibit 99.1 Press Release, dated October 26, 1998, of Property Capital Trust, announcing the results of the third financial quarter, renegotiation of the merger announced on June 18, 1998 and the delisting of the Trust's shares from the American Stock Exchange.

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

Date: November 16, 1998