Form 10-K
period 1998-12-31
PROPERTY CAPITAL TRUST
filed 1999-03-29
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                           Commission File No. 1-7003

                             PROPERTY CAPITAL TRUST
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                        04-2452367
          -------------                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     177 Milk Street, Suite 14B
        Boston, Massachusetts                                  02109-3404
     --------------------------                                ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 482-4081


Securities registered pursuant to          Common Shares, without par value
Section 12(g) of the Act:                  Rights to purchase Common Shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

As of January 31, 1999, the aggregate market value of Common Shares held by non-affiliates of the registrant was approximately $2,204,000.

As of January 31, 1999, there were 9,584,220 Common Shares outstanding.

PART I

ITEM 1. BUSINESS
----------------

Property Capital Trust (the "Trust") is an unincorporated business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 9, 1969, as amended. The Trust has qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code since 1969.

Since 1995, the Trust has operated under a business plan (the "Business Plan") which provided for the orderly disposition of all of the Trust's investments. At the Trust's Annual Meeting of Shareholders held on December 15, 1995, the Trust's shareholders ratified the Business Plan and approved certain amendments to the Trust's Declaration of Trust necessary for its implementation. During 1998, the Trust disposed of its last two real estate investments. The Trust has utilized net sales proceeds from the sale of its properties to pay its indebtedness, make distributions to shareholders and satisfy its cash needs. Through December 31, 1998 distributions to shareholders from proceeds of sales have aggregated $13.65 per share.

No properties were sold to persons deemed to be affiliates of the Trust. Each offer to purchase Trust assets was acted upon by the Board of Trustees, which Board is currently comprised of six Trustees, five of whom are unaffiliated with the Trust.

In the summer of 1997, when it was apparent that the Business Plan would be successfully completed, management and the Trustees considered alternatives for terminating the Trust in an orderly manner. One alternative was to organize a liquidating trust after the Trust had completed the disposition of its real estate investments, fund the liquidating trust with cash sufficient to meet unknown contingent liabilities of the Trust and, after a period of time deemed sufficient by the Trustees for any such liabilities to surface, distribute the remaining cash held by the liquidating trust, net of expenses of such trust and any payments made in respect of contingent liabilities, to the former shareholders of the Trust. However, management and the Trustees decided to pursue a more favorable alternative for the shareholders - namely a merger with another entity which would assume all of the Trust's contingent liabilities and enable the Trust to distribute to its shareholders all of its remaining assets without delay and without diminution by the cost of operating a liquidating trust or satisfying any such liabilities. Management and the Trustees determined that a merger on these terms would be in the best interests of its shareholders. Accordingly, management had discussions with several parties with respect to such a merger and in June 1998, the Trust announced that it had entered into an agreement to merge with an affiliate of The Beal Companies, LLP, a Boston based real estate development and investment company. The merger is subject to approval of the Trust's shareholders and, if approved, is now expected to occur in May 1999. If approved, immediately prior to the closing the Trust expects to declare a final distribution to the Trust's then existing shareholders equal to substantially all of the Trust's net worth, which is estimated to be between $.25 and $.26 per share. This is inclusive of funds to be received by the Trust pursuant to the settlement reached in February 1999, of the litigation with the Florida Department of Transportation regarding certain land that was condemned at Loehmann's Fashion Island, one of the Trust's former properties. The distribution is also inclusive of the payment of $.01 per share to be made to redeem the rights outstanding pursuant to the Trust's Shareholder Rights Plan. While such existing shareholders will retain an interest in the merged entity, it is believed that such interest will be without value at the time of the merger and may not have any value in the future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements."

In the event the merger does not occur, the Trust will distribute a portion of its assets to its shareholders and will transfer the remainder of its assets to a liquidating trust to satisfy any known and contingent liabilities of the Trust. Shareholders of the Trust, at the time of its dissolution, will become holders of beneficial interests in the liquidating trust. These beneficial interests will not be transferable except by operation of law. The transfer of assets into the liquidating trust is a taxable event to the beneficial owners. If this alternative is utilized, the Trust believes that the liquidating trust will make a final distribution of its assets within one year after its establishment, net of expenses to maintain the trust (estimated at $100,000) and any payments made to satisfy any liabilities which amount cannot be estimated at this time.

Trading of Shares

As a result of the disposition of all of the Trust's real estate investments, the American Stock Exchange ("AMEX") halted trading in its shares at the close of business on July 10, 1998 and delisted the shares on October 29, 1998. The Trust is now traded on NASDAQ's over-the-counter Bulletin Board (symbol "PCTG").

Real Estate Investments

At December 31, 1998, the Trust had no real estate investments. During 1998, the Trust disposed of its last two investments, which were both classified as Assets Held for Sale directly by the Trust. One investment was Park Place, an office building which was previously classified as an Owned Property held directly by the Trust, and the other was an investment in the Cincinnati Marriott Inn, which was previously classified as a Structured Transaction held directly by the Trust.

The Trust's investments were originally either made directly (including through wholly owned subsidiaries) or through limited partnerships (classified as and referred to herein as "Investment Partnerships") in which the Trust or its subsidiary was general partner and other institutional investors were limited partners. The Trust's investments in the two assets disposed of in 1998 were made directly by the Trust.

Investments in land leasebacks and/or mortgage loans were classified as Structured Transactions. Investments representing ownership of improved income producing properties were classified as Owned Properties. Owned Properties involved operation and management responsibility with property management delegated to independent contractors. For financial reporting purposes, the Trust categorized its investments into four groups, Owned Properties held directly by the Trust (which included investments held by wholly owned subsidiaries), Structured Transactions held directly by the Trust, Assets Held for Sale directly by the Trust and interests in Investment Partnerships.

For additional information, see Item 2, Item 7, Note 2 of the Notes to Consolidated Financial Statements of the Trust and Schedule III.

Government Regulations

Under various Federal, state, and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released on, under or in its property. The costs of such removal or remediation can be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. Management is not aware of any material violation of applicable environmental requirements with respect to its former investments, nor does it contemplate having to make any material expenditures in order to comply with any current environmental laws or regulations.

Borrowings

At December 31, 1998, the Trust had no debt.

For additional information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 3 of the Notes to Consolidated Financial Statements of the Trust.

Year 2000

The Trust announced early in 1998 that it had signed an agreement, subject to shareholder ratification, for the acquisition of the Trust by an affiliate of The Beal Companies, LLP. The Trust has also announced that in the event the shareholders do not approve of the transaction the Trustees intend to dissolve the Trust in 1999. As one or the other of these alternatives will occur in 1999 and, therefore, the Trust will not be in existence in the year 2000, management has concluded that a discussion of the year 2000 issue is not warranted.

ITEM 2. PROPERTIES
------------------

At December 31, 1998, the Trust had no real estate investments.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Trust was involved in litigation with the Florida Department of Transportation to determine full compensation for certain land that was condemned at Loehmann's Fashion Island prior to its sale. In February 1999, a settlement was reached which provides that the State will pay the Trust $271,700 for the land and as reimbursement for certain expenses incurred by it. This payment should be received by March 30, 1999 and is in addition to the $328,300 payment from the Florida Department of Transportation that was received by the Trust and distributed to shareholders in 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of the Trust's security holders during the last quarter of its calendar year ended December 31, 1998.

ITEM 4a. EXECUTIVE OFFICERS OF THE TRUST
----------------------------------------

Name    Age    Principal Occupations and Affiliations During the Past Five Years
--------------------------------------------------------------------------------

[See Part III, Item 10, incorporated herein by reference]

PART II

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

(a) Price Range of Common Shares

    The Trust's Common Shares were traded on the AMEX until the close of business on July 10, 1998 when trading was halted. As a result of the successful consummation of the Business Plan, the Trust ceased to satisfy the AMEX's listing guidelines and the Common Shares of the Trust were delisted on October 29, 1998. The Trust's shares are now traded on the NASDAQ's over-the-counter Bulletin Board (symbol PCTG). The close, high and low prices on the AMEX and the Bulletin Board for each quarter during the past two calendar years and dividends declared in respect of such quarters are shown below.


                                                   Calendar 1998
                                    --------------------------------------------
                                                                      Dividends
      Quarter                       Close        High        Low       Declared
      --------------------------------------------------------------------------
      First                        $11/16      $1 1/2     $  5/8        $   .35
      Second                        15/16       1 1/8      11/16            .80
      Third(1)                      1 1/8       1 1/8      15/16              -
      Fourth(2)                      .215       .3125       .125              -
                                                                        -------
                                                                        $  1.15*
                                                                        =======
      (1) Represents trading on the AMEX from July 1 to July 10, 1998, when trading was halted.

      (2) Trading commenced on the NASDAQ's over-the-counter Bulletin Board on November 2, 1998.

                                                   Calendar 1997
                                    --------------------------------------------
                                                                      Dividends
      Quarter                       Close        High        Low       Declared
      --------------------------------------------------------------------------
      First                     $ 5 11/16     $ 8 3/4  $ 5 11/16        $  2.26
      Second                        6 3/8       7 3/8      5 1/4            .06
      Third                       5 15/16       7 3/8     5 9/16           3.71
      Fourth                        1 1/8       6 1/2        3/4           2.90
                                                                        -------
                                                                        $  8.93*
                                                                        =======

      *Special dividends totaling $1.15 and $8.75 were paid respectively during the calendar years 1998 and 1997 representing proceeds from dispositions of certain of the Trust's investments.

(b) Approximate Number of Equity Security Holders


                                                   Approximate Number of Holders
      Title of Class                                  as of December 31, 1998
      --------------------------------------------------------------------------
      Common Shares                                            5,000

(c) Dividends Declared on Common Shares

    To maintain its status as a REIT, the Trust is required each calendar year to distribute to its shareholders at least 95% of its taxable income (excluding net capital gains and after certain other adjustments). In addition, the Trust will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gain income for the calendar year, and any amount of such income that was not distributed in prior years. The Trust did not incur any such excise tax liability with respect to calendar 1998 or 1997.

    Pursuant to the Business Plan, the Trust declared special dividends from the proceeds of its disposition of investments. As a result, the dividends paid in calendar 1998 and 1997 and fiscal year July 31, 1996 significantly exceeded the Trust's net income. All of the Trust's real estate investments have been disposed of and, accordingly, the Trust's revenues have been significantly reduced. As a consequence, management does not anticipate that there will be any further regular quarterly dividends.

ITEM 5. MARKET FOR THE TRUST'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS (continued)
--------------------------------------------------------------------------------

Listed below is the Federal income tax classification for dividends paid during calendar year ended December 31, 1998.

 Record   Ex-Dividend   Payment    Total Amount   Ordinary   Capital   Return of
  Date       Date        Date     Paid Per Share   Income     Gain      Capital
--------------------------------------------------------------------------------
02/13/98   03/02/98    02/27/98       $  .35      $    -     $    -     $  .35
07/01/98   07/13/98    07/10/98          .80           -          -        .80
                                      ------      ------     ------     ------
         Total 1998 Dividends         $ 1.15*     $    -     $    -     $ 1.15
                                      ======      ======     ======     ======
* Special dividends paid pursuant to the Trust's Business Plan.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                     Five Months
                                                          Years Ended                   Ended                   Years Ended
                                                      -------------------        -------------------        -------------------
                                                   December 31, December 31,         December 31,       July 31,  July 31,  July 31,
(Dollars in thousands, except per share data)          1998         1997                 1996*            1996      1995      1994
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Revenues                                             $  2,643     $ 14,717             $  8,187        $ 21,799  $ 22,619  $ 21,623
Expenses                                                1,309       11,232                6,651          21,506    20,603    20,044
                                                     --------     --------             --------        --------  --------  --------
Income before Gain on Sale of Real
  Estate Investments and Extraordinary Item             1,334        3,485                1,536             293     2,016     1,579
Gain on Sale of Real Estate Investments                 4,083       27,812                  832           6,094     3,209     2,510
                                                     --------     --------             --------        --------  --------  --------
Income before Extraordinary Item                        5,417       31,297                2,368           6,387     5,225     4,089
Extraordinary (Loss) Gain from
  Extinguishment of Debt                                    -            -                    -            (473)       88         -
                                                     --------     --------             --------        --------  --------  --------
Net Income                                           $  5,417     $ 31,297             $  2,368        $  5,914  $  5,313  $  4,089
                                                     ========     ========             ========        ========  ========  ========

Per Share Data
Basic Net Income
  Income before Gain on Sale of Real
    Estate Investments and Extraordinary Item        $   0.14     $   0.36             $   0.16        $   0.03  $   0.23  $   0.17

  Gain on Sale of Real Estate Investments                0.43         2.91                 0.09            0.67      0.35      0.28
                                                     --------     --------             --------        --------  --------  --------
  Income before Extraordinary Item                       0.57         3.27                 0.25            0.70      0.58      0.45
  Extraordinary (Loss) Gain from
    Extinguishment of Debt                                  -            -                    -           (0.05)     0.01         -
                                                     --------     --------             --------        --------  --------  --------

  Basic Net Income per Share                         $   0.57     $   3.27             $   0.25        $   0.65  $   0.59  $   0.45
                                                     ========     ========             ========        ========  ========  ========

Diluted Net Income per Share                         $   0.57     $   3.27             $   0.25        $   0.64  $   0.59  $   0.45
                                                     ========     ========             ========        ========  ========  ========

Dividends Declared per Share                         $   1.15     $   8.93             $   1.18        $   3.23  $   0.41  $   0.30
                                                     ========     ========             ========        ========  ========  ========

Average Shares Outstanding                              9,584        9,567                9,353           9,097     9,044     9,030
                                                     ========     ========             ========        ========  ========  ========

Financial Position at Year-End
Total Assets                                         $  3,285     $ 21,183             $103,294        $112,619  $169,439  $176,833
Net Real Estate Investments                                 -       15,077               98,708         106,912   160,963   172,461
Total Debt Outstanding                                      -        8,345               36,650          36,889    71,816    81,479
Shareholders' Equity                                    2,526        6,814               61,372          70,076    93,709    91,703

* The Trust's fiscal year changed from one which ended on July 31st to one which ends on December 31st.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Trust has reviewed its short-term and long-term liquidity needs in view of the completion of its Business Plan. The Trust's liquidity needs are to fund normal operating expenses and to satisfy any contingent liabilities. The Trust expects to fund these liquidity needs from cash on hand. At December 31, 1998, the Trust's principal asset was $3,233,000 of cash and cash equivalents.

The Trust had no debt at December 31, 1998 as compared to $8,345,000 at December 31, 1997.

Review of Real Estate Investments

The Trust's last two real estate investments, Park Place and Cincinnati Marriott Inn, were sold during calendar year 1998. Set forth below is a discussion of the last portfolio sales during the year.

Office Building

On January 29, 1998, the Trust sold its only office investment, Park Place, located in Clayton, Missouri, for $14,145,000. The Trust received net sales proceeds of approximately $4,700,000 after deduction of the first mortgage balance and payment of closing expenses. The first mortgage on the property was assumed by the purchaser. The Trust realized a gain on the sale of this property of $3,067,000. On August 1, 1996, the Trust allocated $1,239,000 of its former allowance for possible investment losses to this investment.

Hotel

On June 17, 1998, the Trust's Cincinnati Marriott Inn $2,000,000 land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related leasehold mortgages were prepaid at their face amount of $4,316,000. On August 1, 1996, the Trust had allocated $1,016,000 of its former allowance for possible investment losses to these mortgages. As a consequence, the repayment resulted in a gain to the Trust of $1,016,000.


RESULTS OF OPERATIONS - Calendar Year Ended December 31, 1998 vs. 1997

During 1998, the Trust disposed of its last two investments in accordance with the Business Plan. As a result, the Trust's revenues, expenses and resulting net income decreased significantly.

Revenues

Rents from Owned Properties held directly by the Trust (base rent plus expense reimbursements) decreased 96% for the year ended December 31, 1998, as compared to the prior year, primarily due to the sale, in January 1998, of the Park Place office building, the Trust's last Owned Property which was classified as an Asset Held for Sale directly by the Trust, and from the write-off of approximately $152,000 of previously recorded revenues from Loehmann's Fashion Island, which had been sold in December 1997.

Base income from Structured Transactions held directly by the Trust (land rent and mortgage interest) decreased 5% for the year ended December 31, 1998, as compared to the prior year, due to the sale of all but one of the Trust's Structured Transactions held directly by the Trust prior to calendar 1998 offset by the receipt in June 1998, of $1,600,000 of land rent and mortgage interest (earned between 1991 and 1994 but subsequently written off) from the Cincinnati Marriott Inn. Overage income from Structured Transactions held directly by the Trust decreased 91% for the year ended December 31, 1998, as compared to the prior year, primarily due to the sale of all but one of the Trust's Structured Transactions held directly by the Trust prior to calendar 1998. The receipt and recognition of base and overage income in the Cincinnati Marriott Inn transaction occurred in conjunction with the disposition of these investments, the Trust's last Structured Transaction, which was classified as an Asset Held for Sale directly by the Trust.

Interest income decreased 70% for the year ended December 31, 1998, as compared to the prior year. Interest income is earned on net proceeds received by the Trust from the sale of its investments, which proceeds are invested until they are distributed to shareholders in the form of special dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

Expenses

Total expenses decreased 88% for the year ended December 31, 1998, as compared to the prior year, primarily due to the sale of the Trust's last two real estate investments in the first and second quarters of 1998. Included in total expense decreases were decreases in professional fees of 90% for the year ended December 31, 1998, as compared to the prior year, due to the downward revision of approximately $140,000 accrued for estimated liabilities for legal and similar fees payable that were, in fact, not incurred. General and administrative expenses also decreased by 58% for the year ended December 31, 1998, as compared to the prior year, primarily due to the reduction of the Trust's management and support staff.

Gain on Sale of Real Estate Investments

Net income for the year ended December 31, 1998, included gains on the sale of real estate investments of $4,083,000 ($.43 per share), comprised of $3,067,000 ($.32 per share) from the sale of the Park Place office building in January 1998 and $1,016,000 ($.11 per share) from the prepayment of Cincinnati Marriott Inn's leasehold mortgages at their face amount in June 1998. These mortgages had previously been written down by this amount.

Dividends

Dividends declared in respect of calendar year 1998 were $1.15 per share as compared to $8.93 per share for calendar 1997. Pursuant to its Business Plan, beginning in fiscal year 1996 the Trust declared special dividends from the proceeds of its disposition of investments. The Trust declared special dividends of $1.15 per share and $8.75 per share during calendar years 1998 and 1997, respectively. The Trust has now disposed of all of its investments. These dispositions have caused the Trust's revenues to decline significantly. Consequently, management does not anticipate that the Trust will declare any regular quarterly dividends from operations in the future. In respect of calendar year 1998, no regular quarterly dividends were declared as compared to $.18 per share in calendar 1997.

Inflationary and Economic Factors

As the Trust has no real estate investments, inflation and economic factors should have no effect on the Trust.

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

Overage income from Structured Transactions held directly by the Trust decreased 50% primarily due to the sale of City Centre Holiday Inn in January 1997 and Elm Creek and Sandpiper Cove in September 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

Special Note Regarding Forward-Looking Statements

Certain statements in Item 1 "Business" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance (financial, operating or otherwise) or achievements of the Trust to be materially different from any future results, performance (financial, operating or otherwise) or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, management's estimates of future dividends, the likelihood and timing of the merger and other factors noted in this report. As a result, no assurance can be given as to future results, performance (financial, operating or otherwise) or achievements of the Trust.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------------------

The consolidated financial statements and supplementary data of the Trust are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

The information with respect to the Trustees and Executive Officers is set forth below pursuant to General Instruction G of Form 10-K.

                                               Principal Occupation
Trustee and Positions                            For Past 5 Years,
Held with Trust                                Affiliations and Age                                  Since
---------------------   ---------------------------------------------------------------------        -----
Walter M. Cabot .....   Senior Advisor of Standish, Ayer & Wood, Inc., Boston, MA; Director,         1982
Trustee(1)(3)           Rockefeller Financial Services, New York, NY; Trustee and Treasurer,
                        Wellesley College, Wellesley, MA; Member, Board of Trustees, Lifespan
                        Corp., Providence, RI (Age 66).

John A. Cervieri Jr..   Chairman and President of Property Capital Associates, Inc., formerly        1969
Managing Trustee (1)(5) known as Property Capital Advisors, Inc. (the "Advisor")(the former investment advisor to the Trust) and its affiliates, Boston, MA;
                        Director of BankBoston, Boston, MA (1996-1998); Chairman and Chief
                        Executive Officer of Americana Hotels and Realty Corporation, Boston,
                        MA (Age 68).

Graham O. Harrison...   Manager and Investment Committee Chairman,  Swarthmore College,              1980
Trustee (2)(3)          Swarthmore, PA; prior to May, 1994, Vice President and Chief
                        Investment Officer of the Howard Hughes Medical Institute, Chevy
                        Chase, MD; Chairman, European Renaissance Fund (Age 75).

Walter F. Leinhardt..   Partner of Paul, Weiss, Rifkind, Wharton & Garrison, New York, NY,           1969
Trustee and Secretary   law firm (Age 66).
(2)(4)(5)

Robert M. Melzer.....   President and Chief Executive Officer of the Trust since 1996 and            1992
Trustee, President,     Chief Financial Officer since June 1998; prior to 1996, President,
Chief Executive Officer Chief Executive Officer and Chief Financial Officer of the Trust;
and Chief Financial     Director, Genesee & Wyoming Inc., Greenwich, CT; Trustee, MGI
Officer (1)(5)          Properties, Boston, MA and Trustee, Beth Israel Deaconess Medical
                        Center, Boston, MA (Age 58).

Glenn P. Strehle.....   Treasurer Emeritus and Advisor to the Chairman and President                 1993
Trustee (2)(3)          (since 1999), Vice President for Finance (from 1994 to 1998),
                        Treasurer (from 1975 to 1998) and Vice President for resource development (from 1986 to 1994) of the Massachusetts Institute of
                        Technology, Cambridge, MA; former ex-officio member of MIT Executive and Investment Committees; Chairman of the Trustees of the MIT
                        Retirement Plan; Director of Liberty Mutual Insurance Companies and
                        Liberty Financial Companies, Boston, MA and BankBoston, Boston, MA
                        (Age 63).
------------------------

(1)   Member of the Executive Committee.

(2)   Member of the Audit Committee.

(3)   Member of the Compensation Committee.

(4) Paul, Weiss, Rifkind, Wharton & Garrison performed legal services for the Trust during 1998 and is performing legal services for the Trust during the current calendar year. See Item 13 "Certain Relationships and Related Transactions."

(5) There is no family relationship among any of the officers listed above, nor are there any arrangements or understandings between any such officers and any other person pursuant to which he was selected as an officer. Each officer will hold office until the termination of the Trust or its merger into an affiliate of The Beal Companies, LLP, one of which is expected to occur within the next several months.

----------------------------------------------------------------------

During 1998, there were six meetings of the Board of Trustees. The Trust has standing Audit, Executive and Compensation Committees. The Audit Committee, which during 1998 was composed of Messrs. Harrison, Leinhardt and Strehle, none of whom is or was employed by the Trust ("Outside Trustees"), met once during such year. The function of the Audit Committee is to supervise all relations between the Trust and its independent auditors, including participating in the planning for the annual audit and receiving and reviewing the results of that audit.

The Executive Committee, which during 1998 was composed of Messrs. Cabot, Cervieri and Melzer, is responsible, among other things, for addressing major issues which arise between scheduled Trustees' meetings. During 1998, the Executive Committee did not hold meetings, but its members discussed by telephone from time to time matters concerning the Trust's business.

The Compensation Committee, which during 1998 was composed of three Outside Trustees, Messrs. Cabot, Harrison and Strehle, did not hold meetings during 1998. The Compensation Committee is responsible for administering the 1992 Employee Stock Option Plan and for making decisions concerning the compensation of Mr. Melzer, which is subject to ratification by the full Board of Trustees.

During 1999 the Audit and Compensation Committees will continue to be composed entirely of Outside Trustees. The Trust does not have a standing Nominating Committee. During 1998, each Trustee attended at least 67% of the meetings of the Board and of each committee on which such Trustee served.

Compensation of Trustees

Each Trustee receives a base fee of $833 per month and each member of the Executive Committee and each member of the Audit Committee receives a fee of $417 per month. In addition, each Trustee receives $1,000 for each meeting attended. Trustees' fees totaled $102,000 in 1998. The Trust also reimburses the Trustees for their expenses incurred in attending meetings of the Trustees. For 1998, reimbursed expenses totaled $5,965. Mr. Melzer receives no compensation for serving as a Trustee.

Amended and Restated Deferred Stock Plan for Non-Employee Trustees

Prior to February 19, 1998, under the Trustee Deferred Stock Plan, each non-employee Trustee could elect, on an annual basis, to have fees that would otherwise have been payable in cash to the Trustee credited to an account for the Trustee's benefit. Until January 1, 1997, to the extent such fees were deferred by a Trustee, (i) share units of the Trust's Common Shares were allocated to such Trustee's account based upon the closing price for the Common Shares on the AMEX as of the date the fees would have been paid, and (ii) additional share units were allocated to reflect dividends that would have been paid on a number of Common Shares equal to the number of share units in a Trustee's account. The Trustees could also direct that their fees be invested in cash equivalents. Subsequent to January 1, 1997, the non-employee Trustees elected to invest their fees in mutual funds and cash equivalents. For calendar 1997, all of the non-employee Trustees elected to participate in the Trustee Deferred Stock Plan with respect to all fees payable to them, except for Walter
F. Leinhardt, who elected to receive his fees in cash. On February 19, 1998, the Trustee Deferred Stock Plan was terminated and all Common Shares and funds held by the Trustee Deferred Stock Plan were distributed to the Trustees. In calendar 1998, all of the non-employee Trustees received all fees in cash. For calendar 1999 all of the non-employee Trustees will receive all fees payable to them in cash.

1994 Stock Option Plan for Non-Employee Trustees

Under the Trustee Stock Option Plan, each Trustee who was not an employee of the Trust or any of its affiliates was entitled to receive a grant of non-qualified stock options for the purchase of 4,000 Common Shares upon the election or reelection of such Trustee at an annual meeting of shareholders. The exercise price of options under the Trustee Stock Option Plan was equal to the fair market value of the underlying Common Shares on the date of grant, but not less than $1.00 per share. Options vested on the day immediately preceding the next annual meeting of shareholders to occur following the date of grant, except in the event of death, disability or a change of control (as defined in the Trustee Stock Option Plan) occurring prior to such annual meeting, in which case such options immediately vested and became exercisable. On December 30, 1998, the Trustee Stock Option Plan was terminated and all outstanding options were canceled.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation of Executive Officers

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the other most highly compensated executive officers of the Trust during the calendar years ended December 31, 1998 and 1997, the five months ended December 31, 1996 (the Transition Period) and the fiscal year ended July 31, 1996.

                         Summary Compensation Table (1)

                                                                                          Long-Term
                                                       Annual Compensation               Compensation
                                                  -------------------------------        ------------
                                                                     Other Annual          Options        All Other
                                                  Salary   Bonuses   Compensation          Granted      Compensation
Name and Principal Position        Period           $         $           $                   #              $
---------------------------        ------         ------   -------   ------------          -------      ------------
Robert M. Melzer...........     Y/E 12/31/98     216,259      0           0                   0           993,330(5)
 President, Chief Executive     Y/E 12/31/97     254,854      0           0                   0           749,471(6)
 Officer and Chief Financial    P/E 12/31/96(3)  105,462      0           0                   0             3,855(7)
 Officer                        Y/E 7/31/96      241,505      0           0                   0             9,701(8)

Michael I. Sucoff(2).......     Y/E 12/31/98      33,075(4) 33,787        0                   0           140,053(5)
 Former Vice President          Y/E 12/31/97     128,447    50,400        0                   0             8,665(6)
                                P/E 12/31/96(3)   53,123      0           0                   0             5,932(7)
                                Y/E 7/31/96      119,850    48,000        0                   0             8,234(8)

Robin W. Devereux(2).......     Y/E 12/31/98      40,342(4) 33,580        0                   0           108,042(5)
 Former Vice President and      Y/E 12/31/97     115,067    45,150        0                   0             8,422(6)
 Chief Financial Officer        P/E 12/31/96(3)   47,589      0           0                   0             6,149(7)
                                Y/E 7/31/96      107,327    43,000        0                   0             7,592(8)

Randolph L. Kazazian(2)....     Y/E 12/31/98       6,361(4) 18,827        0                   0            80,125(5)
 Former Vice President          Y/E 12/31/97     107,039    42,000        0                   0             8,413(6)
                                P/E 12/31/96(3)   44,269      0           0                   0             6,037(7)
                                Y/E 7/31/96       99,827    40,000        0                   0             6,966(8)

(1) The columns designated by the Securities and Exchange Commission ("SEC") for the reporting of restricted stock awards and payouts of certain long-term compensation have been eliminated as being inapplicable during the period covered by the table.

(2) In connection with the Business Plan, the employment of certain executive officers was terminated; Mr. Sucoff on March 20, 1998, Ms. Devereux on May 29, 1998 and Mr. Kazazian on January 2, 1998.

(3) In 1997 the Trust changed its fiscal year from one which ended on July 31st to one which ends on December 31st. This information is for the five months ended December 31, 1996.

(4) During calendar 1998, annual salaries of certain executive officers whose employment with the Trust terminated during the year were $132,300 for Mr. Sucoff, $118,519 for Ms. Devereux and $110,250 for Mr. Kazazian. The amounts listed on the table represent his/her salary through their date of termination.

-------------------------------------------

(5) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($10,830 for Mr. Melzer, $13,637 for Mr. Sucoff and $13,716 for Ms. Devereux), (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for Mr. Sucoff and Ms. Devereux) ($266 for Mr. Sucoff and $67 for Ms. Devereux), (iii) amounts paid by the Trust for (a) severence compensation as provided for by the Severence Plan plus (b) an additional payment based on his/her performance totaling ($126,150 for Mr. Sucoff, $94,259 for Ms. Devereux and $80,125 for Mr. Kazazian), and (iv) $982,500 paid by the Trust to Mr. Melzer as provided for in his Incentive Compensation Agreement (see below).

(6) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($8,147 for each of Messrs. Melzer, Sucoff, Kazazian and Ms. Devereux), (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($216 for Mr. Melzer, $518 for Mr. Sucoff, $275 for Ms. Devereux and $266 for Mr. Kazazian), and (iii) $741,108 paid by the Trust to Mr. Melzer as provided for in his Incentive Compensation Agreement.

(7) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($3,735 for Mr. Melzer, $5,812 for Mr. Sucoff, $6,029 for Ms. Devereux and $5,917 for Mr. Kazazian), and (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($120 for each of Messrs. Melzer, Sucoff, Kazazian and Ms. Devereux).

(8) Represents (i) amounts contributed by the Trust (a) on a matching basis with contributions made by employees and (b) on a profit-sharing basis under the PCT 401(k) plan ($9,413 for Mr. Melzer, $7,946 for Mr. Sucoff, $7,304 for Ms. Devereux and $6,678 for Mr. Kazazian), and (ii) premiums paid by the Trust for term life insurance policies (in the aggregate face amount of $50,000 for each executive officer) ($288 for each of Messrs. Melzer, Sucoff, Kazazian and Ms. Devereux).

Incentive Compensation Agreement

The following sets forth certain information concerning the incentive compensation arrangement with Robert M. Melzer.

              Long-Term Incentive Plan Awarded in Fiscal Year 1996

                                                                               Estimated Future Payouts under
                                                                                 Non-Stock Price-Based Plans
                                                                               ------------------------------
                     Number of Shares, Units     Performance or Other Period
Name                     Or Other Rights          Until Maturation or Payout   Threshold    Target    Maximum
----                 -----------------------     ---------------------------   ---------    ------    -------
Robert M. Melzer (1)...      250,000                          (1)                             N/A

(1) As of August 25, 1995, the Trust entered into an incentive compensation agreement (the "Incentive Compensation Agreement") with Mr. Melzer. Under the Incentive Compensation Agreement, Mr. Melzer receives cash compensation equal to the amount he would have realized if he had purchased on May 24, 1995 (the date of the adoption by the Trustees of the 1995 Business Plan), 250,000 Common Shares of the Trust (the "Phantom Shares") at $6.75 per share, the market price of a Common Share on May 24, 1995, with the proceeds of a loan made to him by the Trust bearing interest at the rate of 10% per annum, compounding monthly (the "Phantom Loan"). Each dividend or other distribution paid on each Common Share subsequent to May 24, 1995 is deemed to have been simultaneously paid on the Phantom Shares, with such deemed dividends and other distributions being applied first to pay the interest on and principal of the Phantom Loan. Once the Phantom Loan has been discharged, Mr. Melzer is paid in cash an amount equal to all such deemed dividends and other distributions. Upon termination of Mr. Melzer's employment with the Trust, whether such termination results from Mr. Melzer's discharge by the Trust, his election to leave the Trust, death, disability or the termination of the Trust, the Trust will pay to Mr. Melzer an amount in cash equal to the excess of the market value of the Phantom Shares (which is equivalent to the then market value of a like amount of Common Shares) over the amount, if any, then due on the Phantom Loan. Mr. Melzer will not be entitled to any such payment if he voluntarily terminates his employment with the Trust and fails to give the Trust the requisite notice under his Termination Agreement or if the Trust terminates Mr. Melzer's employment for cause (as defined in Mr. Melzer's Termination Agreement). If the Trust merges or consolidates into or with another entity and the Trust is not the survivor of such merger or consolidation, then the surviving entity will be required to pay to Mr. Melzer an amount equal to the

-------------------------------------------

    excess of the value of 250,000 Common Shares of the Trust in connection with such merger or consolidation over the amount then due on the Phantom Loan. As of December 31, 1998, the principal of the Phantom Loan was repaid together with unpaid interest thereon. In this regard, if the merger discussed above is consummated, Mr. Melzer will be paid an amount based on the final distribution to shareholders but will not be paid in respect to the value of the Common Shares of the Trust at the time of the merger. Mr. Melzer has received $1,723,608 in compensation, $982,500 paid in calendar 1998 and $741,108 in calendar 1997, under this Incentive Compensation Agreement.


Stock Option Grants

During 1998 there were no grants of stock options to the executive officers. At December 31, 1998, there were no outstanding options to acquire Trust shares. The Trust does not grant stock appreciation rights ("SARs") of any kind.


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

Mr. Melzer is not entitled to any payment under his Termination Agreement if he voluntarily leaves the employ of the Trust (other than for good reason or within six months after a change of control) or if his employment terminates by reason of his death or disability. In the event the proposed merger occurs, Mr. Melzer will receive, as full payment pursuant to the Termination Agreement, the sum of $262,500.

--------------------------------------------


Compensation Committee's Report on Compensation

The Trust had a standing Compensation Committee during 1998. The Committee has traditionally reviewed compensation (salary and bonuses) in the spring of each year in order to make adjustments effective August 1. In the case of Robert M. Melzer, President, Chief Executive Officer and Chief Financial Officer of the Trust, compensation is subject to ratification by the full Board of Trustees and Mr. Melzer did not participate in discussions regarding his own compensation.

In early 1998, Mr. Melzer met with the full Board of Trustees and requested a 20% decrease in his salary, effective January 1, 1998, given the significantly reduced activity of the Trust. This request was approved by the Board. In 1998 there were no subsequent adjustments to Mr. Melzer's salary nor was he awarded a bonus. In addition, in 1998 no other executive officer of the Trust received a salary adjustment.

In addition, the Board determined that Mr. Melzer's Incentive Compensation Agreement, which was established in 1995, was adequate as an incentive to help secure his continuing services and, as a consequence, no additional incentives were recommended.




            By the 1998 Compensation Committee:

            Walter M. Cabot
            Graham O. Harrison
            Glenn P. Strehle

--------------------------------------------


Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on the Trust's Common Shares against the cumulative total return of the AMEX Market Index and the National Association of Real Estate Investment Trust Total Return Index for Hybrid REITS (the "Hybrid Index") for the period of five years commencing January 1, 1994 and ended on the last day of the Trust's last completed year, December 31, 1998. The graph assumes an investment of $100 on January 1, 1994, a reinvestment of dividends and actual increase or decrease of the market value of the Trust's Common Shares relative to an initial investment of $100. The Trustees believe that the Hybrid Index is the most relevant index of a peer group for the Trust because the Trust's portfolio consisted of wholly-owned properties, structured investments and mortgages.


          COMPARISON OF CUMULATIVE TOTAL RETURN FOR PERIOD FROM 1/1/94
           THROUGH 12/31/98 AMONG PROPERTY CAPITAL TRUST, AMEX MARKET
              INDEX AND NAREIT TOTAL RETURN INDEX FOR HYBRID REITS


                            Total Return Performance



                                                        Period Ended
                                                        ------------
Index                       1/1/94    12/31/94   12/31/95    12/31/96       12/31/97         12/31/98
-----                       ------    --------   --------    --------       --------         --------

Property Capital Trust      100.00       95.30     148.34      218.70         315.56           696.18*
AMEX Market Index           100.00       90.90     114.91      122.25         148.28           150.83
NAREIT Hybrid Index         100.00      104.02     127.91      165.46         183.25           119.66


                    ASSUMES $100 INVESTED ON JANUARY 1, 1994
                      ASSUMES DIVIDENDS REINVESTED THROUGH
                                DECEMBER 31, 1998


* Total return for 1998 assumed that the dividend paid on July 10, 1998 was reinvested on November 2, 1998, the first day that trading in the Trust's shares resumed after the ex-dividend date.

The Trust believes the information provided in the above performance graph has only limited relevance to an understanding of the Trust's compensation policies during the indicated period as the Trust believes that the graph does not reflect all matters appropriately considered by the Trust in developing its compensation strategy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------


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

                                                                 Percent of
      Name and Address           Number of Shares Owned     Outstanding Shares
      ----------------           ----------------------     ------------------

      Warren E. Buffett . . . .        815,100                    8.5%
      1440 Kiewit Plaza
      Omaha, Nebraska 68131

The following table sets forth, as of December 31, 1998, information known to the Trust with respect to the beneficial ownership of Common Shares by (i) each Trustee of the Trust, (ii) each executive officer of the Trust named in the Summary Compensation Table under "Executive Compensation" (other than Robin W. Devereux, Randolph L. Kazazian and Michael I. Sucoff, whose employment with the Trust terminated during calendar 1998) and (iii) all Trustees and executive officers of the Trust as a group:

                                           Amount and Nature
                                             of Beneficial        Percent of
      Name and Address                        Ownership(1)          Class
      ----------------                        ------------          -----

      Walter M. Cabot . . . . . . . . . . . . . 22,165               (2)
      John A. Cervieri Jr.   . . . . . . . . . . . . 0                -
      Graham O. Harrison  . . . . . . . . . . . 57,720               (2)
      Walter F. Leinhardt . . . . . . . . . . . . . 40               (2)
      Robert M. Melzer  . . . . . . . . . . . . 57,000(3)            (2)
      Glenn P. Strehle  . . . . . . . . . . . . 20,110(4)            (2)
      All Trustees and executive officers
        as a group (6 persons) . . . . . . . . 157,035(5)            1.6%

(1) Nature of beneficial ownership is sole voting and investment power except as indicated in subsequent notes.

(2)  Less than 1%.

(3) Includes 41,000 Common Shares owned by Mr. Melzer and 16,000 Common Shares held through an Individual Retirement Account owned and controlled by Mr. Melzer.

(4) Includes 20,110 Common Shares owned by Mr. Strehle. The Massachusetts Institute of Technology ("M.I.T.") owns 350,000 Common Shares with respect to which Mr. Strehle has voting and investment power by virtue of his position as Vice President for Finance and Treasurer of M.I.T., subject to the policies and procedures of the Investment Committee of M.I.T. of which Committee Mr. Strehle is an ex-officio member. In addition, the M.I.T. Retirement Plan owns 240,047 Common Shares with respect to which Mr. Strehle has voting and investment power by virtue of his position as Chairman of the Trustees of the M.I.T. Retirement Plan. Mr. Strehle disclaims beneficial ownership of the Common Shares owned by M.I.T. and the M.I.T. Retirement Plan.

(5) Includes shares owned by members of the immediate families of certain Trustees and officers, as to which shares the relevant Trustee or officer disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------


During calendar 1998, the Trust paid legal fees in the amount of $178,076 (exclusive of additional amounts, if any, paid by the Trust's lessees and borrowers) to the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner.

PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)  1.    Consolidated Financial Statements

     The consolidated financial statements listed in the accompanying index to financial statements and financial statement schedules on Page 27 are filed as part of this Annual Report.

     2.    Consolidated Financial Statement Schedules

     The consolidated financial statement schedules listed in the accompanying index to financial statements and financial statement schedules on Page 27 are filed as part of this Annual Report.

     3.   Exhibits

     The exhibits listed in the accompanying index to exhibits on Pages 23 and 24 are filed as part of the Annual Report.

(b)  Reports on Form 8-K

     None

(Item 14(a)) INDEX TO EXHIBITS
------------------------------


Exhibit Number                         Description
--------------                         -----------

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


(Item 14(a)) INDEX TO EXHIBITS (continued)
------------------------------------------

Exhibit Number                         Description
--------------                         -----------


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


21   List of the Trust's subsidiaries.                                               82


27   Financial Data Schedule.                                                        84

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY CAPITAL TRUST
(Registrant)



By   /s/ Robert M. Melzer
     --------------------
     Robert M. Melzer                                         March 25, 1999
     President, Chief Executive Officer                            Date
      and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:



/s/ John A. Cervieri Jr.          Managing Trustee               March 25, 1999
------------------------
John A. Cervieri Jr.



/s/ Robert M.Melzer               Trustee, President,            March 25, 1999
-------------------               Chief Executive Officer
Robert M. Melzer                  and Chief Financial Officer
                                  (Principal Executive and
                                  Financial Officer)



/s/ Walter M. Cabot               Trustee                        March 25, 1999
-------------------
Walter M. Cabot



/s/ Graham O. Harrison            Trustee                        March 25, 1999
----------------------
Graham O. Harrison



/s/ Walter F. Leinhardt           Trustee                        March 25, 1999
-----------------------
Walter F. Leinhardt



/s/ Glenn P. Strehle              Trustee                        March 25, 1999
--------------------
Glenn P. Strehle

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 8 and ITEM 14(a) (1), (2) and (d)




        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES,

                            FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES






                             PROPERTY CAPITAL TRUST
                              Boston, Massachusetts
                          Year Ended December 31, 1998

ITEM 14(a) (1) and (2) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------------------------------

                                           Page

Property Capital Trust
The following consolidated financial statements of Property Capital Trust are included in Item 8:


   Consolidated balance sheets at December 31, 1998 and 1997                            29
   Consolidated statements of income for the years ended December 31, 1998,
     December 31, 1997 and July 31, 1996                                                30
     and for the five-month period ended December 31, 1996 and 1995 (unaudited)         31
   Consolidated statements of cash flows for the years ended December 31, 1998,
     December 31, 1997 and July 31, 1996                                               32
     and for the five-month period ended December 31, 1996 and 1995 (unaudited)        33
   Consolidated statements of shareholders' equity for the years ended December
     31, 1998, December 31, 1997 and July 31, 1996 and for the five-month
     period ended December 31, 1996                                                    34
   Notes to consolidated financial statements                                       35-53
   Consolidated Quarterly Financial Data (unaudited)                                   54

The following consolidated financial statement schedules of Property Capital
Trust are included in Item 14(d):

 II - Allowance for possible investment losses                                         55
III - Investments - Assets Held for Sale directly by the Trust                         56

The following separate financial statements are required pursuant to Rule 3-09 of Regulation S-X:

Property Capital Midwest Associates, L.P.
The following financial statements of Property Capital Midwest Associates, L.P.
are included in Item 8:

   Balance sheet at December 31, 1996                                                  59
   Statements of income for the ten-month period ended October 31, 1997 and for
     the year ended December 31, 1996                                                  60
   Statements of cash flows for the ten-month period ended October 31, 1997 and
     for the year ended December 31, 1996                                              61
   Statements of changes in partners' equity for the ten-month period ended
     October 31,1997 and for the year ended December 31, 1996                          62
   Notes to financial statements                                                       63

PCA Canyon View Associates Limited Partnership
The following financial statements of PCA Canyon View Associates Limited
Partnership are included in Item 8:

   Balance sheet at December 31, 1996                                                  66
   Statements of operations for the nine-month period ended September 30, 1997
     and for the year ended December 31, 1996                                          67
   Statements of cash flows for the nine-month period ended September 30, 1997
     and for the year ended December 31, 1996                                          68
   Statements of changes in partners' equity for the nine-month period ended
     September 30, 1997 and for the year ended December 31, 1996                       69
   Notes to financial statements                                                       70

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Trustees and Shareholders
Property Capital Trust

We have audited the accompanying consolidated balance sheets of Property Capital Trust (a real estate investment trust) as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for the years ended December 31, 1998 and 1997, and July 31, 1996 and the five-month period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Property Capital Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and July 31, 1996 and the five-month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
February 18, 1999

Property Capital Trust
CONSOLIDATED BALANCE SHEETS

                                                                        December 31,               December 31,
                                                                            1998                       1997
                                                                            ----                       ----
Assets
Real Estate Investments
  Assets Held for Sale directly by the Trust                           $         -                $  15,077,000

Cash and cash equivalents                                                  3,233,000                  3,160,000
Interest and rents receivable                                                    -                      280,000
Other assets                                                                  52,000                  2,666,000
                                                                       -------------              -------------
                                                                       $   3,285,000              $  21,183,000
                                                                       =============              =============
Liabilities and Shareholders' Equity
Liabilities
  Accounts payable, accrued expenses and other                         $     759,000              $   5,983,000
  Accrued interest                                                               -                       41,000
  Mortgage notes payable                                                         -                    8,345,000
                                                                       -------------              -------------
                                                                             759,000                 14,369,000
                                                                       -------------              -------------
Shareholders' Equity
  Common Shares (without par value, unlimited shares
   authorized, 9,584,220 issued and 9,584,220
   and 9,397,369 outstanding, respectively)                              108,568,000                108,568,000
  Accumulated deficit                                                   (106,042,000)              (100,438,000)
                                                                       -------------              -------------

                                                                           2,526,000                  8,130,000
  Less cost of Treasury Shares                                                   -                   (1,316,000)
                                                                       -------------              -------------
  Total Shareholders' Equity                                               2,526,000                  6,814,000
                                                                       -------------              -------------
                                                                       $   3,285,000              $  21,183,000
                                                                       =============              =============

                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Years Ended
                                                                                          -----------
                                                                      December 31,       December 31,          July 31,
                                                                          1998               1997                1996
                                                                          ----               ----                ----

Revenues
Rents from Owned Properties held directly by the Trust               $    470,000        $ 10,746,000        $ 12,641,000
Structured Transactions held directly by the Trust
  Base income                                                           1,853,000           1,956,000           2,664,000
  Overage income                                                          107,000           1,153,000           2,297,000
Income from unconsolidated Investment Partnerships                            -               120,000           3,326,000
                                                                     ------------        ------------        ------------
                                                                        2,430,000          13,975,000          20,928,000

Interest income                                                           206,000             695,000             486,000
Other income                                                                7,000                 -                   -
Advisory fee income                                                           -                47,000             385,000
                                                                     ------------        ------------        ------------
                                                                        2,643,000          14,717,000          21,799,000
                                                                     ------------        ------------        ------------

Expenses
General and administrative expenses                                       963,000           2,316,000           3,518,000
Expenses on Owned Properties held directly by the Trust                   211,000           4,773,000           5,569,000
Trustees' fees and expenses                                               108,000             108,000             137,000
Professional fees                                                          17,000             162,000             474,000
Interest                                                                   10,000           2,653,000           4,800,000
Depreciation                                                                  -             1,220,000           4,008,000
Write-down of real estate investment                                          -                   -             3,000,000
                                                                     ------------        ------------        ------------
                                                                        1,309,000          11,232,000          21,506,000
                                                                     ------------        ------------        ------------
Income before Gain on Sale of Real Estate
  Investments and Extraordinary Item                                    1,334,000           3,485,000             293,000
Gain on Sale of Real Estate Investments                                 4,083,000          27,812,000           6,094,000
                                                                     ------------        ------------        ------------
Income before Extraordinary Item                                        5,417,000          31,297,000           6,387,000
Extraordinary Loss from Extinguishment of Debt                                -                   -              (473,000)
                                                                     ------------        ------------        ------------
Net Income                                                           $  5,417,000        $ 31,297,000        $  5,914,000
                                                                     ============        ============        ============

Net Income per Share

Income before Gain on Sale of Real Estate
  Investments and Extraordinary Item                                 $       0.14        $       0.36        $       0.03
Gain on Sale of Real Estate Investments                                      0.43                2.91                0.67
                                                                     ------------        ------------        ------------
Income before Extraordinary Item                                             0.57                3.27                0.70
Extraordinary Loss from Extinguishment of Debt                                -                   -                 (0.05)
                                                                     ------------        ------------        ------------
Basic Net Income per Share                                           $       0.57        $       3.27        $       0.65
                                                                     ============        ============        ============
Diluted Net Income per Share                                         $       0.57        $       3.27        $       0.64
                                                                     ============        ============        ============
Average Shares Outstanding                                              9,584,220           9,567,000           9,097,000
                                                                     ============        ============        ============

                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF INCOME



                                                                                 Five Months Ended
                                                                                 -----------------
                                                                        December 31,            December 31,
                                                                            1996                   1995
                                                                            ----                   ----
                                                                                                (Unaudited)
Revenues
Rents from Owned Properties held directly by the Trust                 $ 5,152,000             $ 5,581,000
Structured Transactions held directly by the Trust
  Base income                                                            1,103,000               1,144,000
  Overage income                                                         1,678,000                 808,000
Income from unconsolidated Investment Partnerships                          67,000               1,778,000
                                                                       -----------             -----------
                                                                         8,000,000               9,311,000

Interest income                                                            165,000                 170,000
Advisory fee income                                                         22,000                 189,000
                                                                       -----------             -----------
                                                                         8,187,000               9,670,000
                                                                       -----------             -----------
Expenses
General and administrative expenses                                      1,446,000               1,357,000
Expenses on Owned Properties held directly by the Trust                  2,314,000               2,472,000
Trustees' fees and expenses                                                 65,000                  62,000
Professional fees                                                          154,000                 240,000
Interest                                                                 1,267,000               2,474,000
Depreciation                                                             1,405,000               1,532,000
                                                                       -----------             -----------
                                                                         6,651,000               8,137,000
                                                                       -----------             -----------
Income before Gain on Sale of Real Estate
  Investments and Extraordinary Item                                     1,536,000               1,533,000
Gain on Sale of Real Estate Investments                                    832,000               3,811,000
                                                                       -----------             -----------
Income before Extraordinary Item                                         2,368,000               5,344,000
Extraordinary Loss from Extinguishment of Debt                                 -                  (186,000)
                                                                       -----------             -----------
Net Income                                                             $ 2,368,000             $ 5,158,000
                                                                       ===========             ===========

Net Income per Share

Income before Gain on Sale of Real Estate
  Investments and Extraordinary Item                                   $      0.16             $      0.17
Gain on Sale of Real Estate Investments                                       0.09                    0.42
                                                                       -----------             -----------
Income before Extraordinary Item                                              0.25                    0.59
Extraordinary Loss from Extinguishment of Debt                                 -                     (0.02)
                                                                       -----------             -----------
Basic Net Income per Share                                             $      0.25             $      0.57
                                                                       ===========             ===========
Diluted Net Income per Share                                           $      0.25             $      0.57
                                                                       ===========             ===========
Average Shares Outstanding                                               9,353,000               9,054,000
                                                                       ===========             ===========

                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended
                                                                                              -----------
                                                                     December 31,        December 31,           July 31,
                                                                        1998                1997                  1996
                                                                        ----                ----                  ----
Operating Activities
Net Income                                                         $  5,417,000        $ 31,297,000        $  5,914,000
Adjustments to Net Income
  Gain on sale of real estate investments                            (4,083,000)        (27,812,000)         (6,094,000)
  Extraordinary loss from extinguishment of debt                            -                   -               473,000
  Depreciation and amortization                                             -             1,398,000           4,205,000
  Write-down of real estate investment                                      -                   -             3,000,000
  Income from unconsolidated Investment Partnerships                        -              (120,000)         (3,326,000)
  Distributions of income from Investment Partnerships                      -               121,000           3,326,000
  Changes in assets and liabilities
   Decrease in interest and rents receivable                            280,000           1,478,000             435,000
   Decrease (increase) in other assets, net                           2,614,000          (1,664,000)           (137,000)
   (Decrease) increase in accounts payable, accrued
     expenses and other liabilities and accrued interest             (3,949,000)            798,000           1,418,000
                                                                   -------------       -------------       ------------
Net Cash Provided by Operating Activities                               279,000           5,496,000           9,214,000
                                                                   -------------       -------------       ------------
Investing Activities
Owned Properties held directly by the Trust
  Dispositions                                                        4,564,000          36,288,000          10,828,000
  Additions                                                             (65,000)         (3,992,000)         (1,075,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                             6,316,000          47,500,000           5,101,000
  Additions                                                                 -                   -              (600,000)
Investment Partnerships
  Distributions in excess of income                                         -             2,384,000          38,883,000
                                                                   -------------       -------------       ------------
Net Cash Provided by Investing Activities                            10,815,000          82,180,000          53,137,000
                                                                   -------------       -------------       ------------
Financing Activities
Cash dividends paid                                                 (11,021,000)        (86,416,000)        (29,774,000)
Redemption/repurchase of Convertible Subordinated Debentures                -                   -           (31,645,000)
Prepayment of mortgage notes payable                                        -                   -            (3,000,000)
Scheduled amortization of mortgage notes payable                            -              (263,000)           (256,000)
Proceeds from exercise of stock options                                     -               515,000             112,000
                                                                   -------------       -------------       ------------
Net Cash Used in Financing Activities                               (11,021,000)        (86,164,000)        (64,563,000)
                                                                   -------------       -------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents                     73,000           1,512,000          (2,212,000)

Cash and Cash Equivalents at Beginning of Year                        3,160,000           1,648,000           5,209,000
                                                                   -------------       -------------       ------------
Cash and Cash Equivalents at End of Year                           $  3,233,000        $  3,160,000        $  2,997,000
                                                                   =============       =============       ============

                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Five Months Ended
                                                                                      -----------------
                                                                            December 31,           December 31,
                                                                                1996                   1995
                                                                                ----                   ----
                                                                                                   (Unaudited)
Operating Activities
Net Income                                                               $  2,368,000            $  5,158,000
Adjustments to Net Income
  Gain on sale of real estate investments                                    (832,000)             (3,811,000)
  Extraordinary loss from extinguishment of debt                                  -                   186,000
  Depreciation and amortization                                             1,480,000               1,619,000
  Income from unconsolidated Investment Partnerships                          (67,000)             (1,778,000)
  Distributions of income from Investment Partnerships                         45,000               1,477,000
  Changes in assets and liabilities
    (Increase) decrease in interest and rents receivable                      (14,000)                133,000
    (Increase) decrease in other assets, net                                 (289,000)                294,000
    (Decrease) increase in accounts payable, accrued
      expenses and other liabilities and accrued interest                    (222,000)                 95,000
                                                                         -------------           ------------
Net Cash Provided by Operating Activities                                   2,469,000               3,373,000
                                                                         -------------           ------------

Investing Activities
Owned Properties held directly by the Trust
  Additions                                                                  (702,000)               (481,000)
Structured Transactions held directly by the Trust
  Dispositions/repayments                                                       5,000               2,949,000
Investment Partnerships
  Distributions in excess of income                                         8,350,000               8,763,000
                                                                         -------------           ------------
Net Cash Provided by Investing Activities                                   7,653,000              11,231,000
                                                                         -------------           ------------
Financing Activities
Cash dividends paid                                                       (11,346,000)             (2,174,000)
Redemption/repurchase of Convertible Subordinated Debentures                      -               (12,000,000)
Prepayment of mortgage notes payable                                         (163,000)                    -
Scheduled amortization of mortgage notes payable                              (76,000)                (69,000)
Proceeds from exercise of stock options                                       114,000                     -
                                                                         -------------           ------------
Net Cash Used in Financing Activities                                     (11,471,000)            (14,243,000)

Net (Decrease) Increase in Cash and Cash Equivalents                       (1,349,000)                361,000

Cash and Cash Equivalents at Beginning of Period                            2,997,000               5,209,000
                                                                         -------------           ------------
Cash and Cash Equivalents at End of Period                               $  1,648,000            $  5,570,000
                                                                         =============           ============

                             See accompanying notes

Property Capital Trust
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Common Stock             Accumulated                Treasury
                                                    Number of Shares   Amount          Deficit                    Shares
                                                    ----------------   ------          -------                    ------

Balance at August 1, 1995                           9,053,881      $106,190,000      $ (12,481,000)           $           -


Common Shares issued in payment of deferred
  Trustees' compensation                              199,542         1,344,000
Stock options exercised                                23,640           112,000
Conversion of Convertible Subordinated Debentures       1,198            26,000
Net income                                                                               5,914,000
Cash dividends paid ($3.23 per share)                                                  (29,774,000)
Purchase of 184,639 Treasury Shares included in
  Rabbi Trust for the benefit of Trustees                                                                        (1,255,000)
                                                    ---------       -----------        ------------           --------------
Balance at July 31, 1996                            9,278,261       107,672,000        (36,341,000)              (1,255,000)


Common Shares issued in payment of deferred
  Trustees'compensation                                31,499           267,000
Stock options exercised                                91,100           114,000
Net income                                                                               2,368,000
Cash dividends paid ($1.21 per share)                                                  (11,346,000)
Purchase of 31,499 Treasury Shares included in
  Rabbi Trust for the benefit of Trustees                                                                          (267,000)
Distribution to Trustees of 22,211 Treasury Shares
  included in Rabbi Trust for the benefit of Trustees
                                                                                                                    160,000
                                                    ---------       -----------        ------------           --------------
Balance at December 31, 1996                        9,400,860       108,053,000         (45,319,000)             (1,362,000)


Stock options exercised                               183,360           515,000
Net income                                                                               31,297,000
Cash dividends paid ($9.02 per share)                                                   (86,416,000)
Distribution to Trustees of 7,076 Treasury Shares
  included in Rabbi Trust for the benefit of Trustees
                                                                                                                     46,000
                                                    ---------       -----------        ------------           -------------
Balance at December 31, 1997                        9,584,220       108,568,000        (100,438,000)             (1,316,000)


Net income                                                                                5,417,000
Cash dividends paid ($1.15 per share)                                                   (11,021,000)
Distribution to Trustees of 186,851 Treasury
  Shares included in Rabbi Trust for the
  benefit of Trustees                                                                                             1,316,000
                                                    ---------       -----------        ------------           -------------
Balance at December 31, 1998                        9,584,220      $108,568,000       $(106,042,000)             $        -
                                                    =========       ===========        ============           =============

                             See accompanying notes

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

Business Plan

Since 1995, the Trust has operated under a business plan (the "Business Plan") which provided for the orderly disposition of all of the Trust's investments on a property-by-property basis. As of December 31, 1998, the Trust had disposed of all of its real estate investments and had as its principal asset approximately $3 million in cash.

In the summer of 1997, management of the Trust and the Trustees began to consider possible alternatives for terminating the Trust once its assets had been sold. In June 1998, after discussions with several groups, the Trust announced that it had entered into an agreement to merge with and into Maryland Property Capital Trust, Inc. (the "Corporation"). Simultaneously with the execution of the merger agreement, the Corporation entered into a series of related agreements (the "Related Transactions") with affiliates of The Beal Companies, LLP, a Boston based real estate development and investment company. Due to changes in market conditions in the summer and fall of 1998, however, the parties renegotiated the terms of the proposed merger and the Related Transactions in October 1998. As a result of a restructuring of the merged entity's capitalization, the interests of Property Capital Trust's shareholders will be junior to certain interests of affiliates of The Beal Companies, LLP in the merged entity and will be without value. The Beal Companies, LLP has paid a $350,000 deposit to the Trust, which is reflected in accounts payable, accrued expenses and other in the accompanying balance sheet. Just prior to the closing of the merger, the Trustees intend to declare a final distribution to the Trust's shareholders equal to all of the Trust's remaining net worth (which is currently estimated to be between $.25 and $.26 per share). This is inclusive of the settlement reached in February 1999, of the litigation with the Florida Department of Transportation regarding certain land that was condemned at Loehmann's Fashion Island, one of the Trust's former properties. The distribution is also inclusive of the payment of $.01 per share to be made to redeem the rights outstanding pursuant to the Trust's Shareholder Rights Plan.

The merger is subject to the approval of the Trust's shareholders and, if approved, would eliminate the need to establish a liquidating trust to hold reserves to meet contingent liabilities of the Trust and the expenses related thereto (which expenses, net of interest income, are estimated to be $100,000).

Consolidation

The consolidated financial statements of the Trust include the accounts of its wholly owned subsidiaries and of a trust which was established to hold certain assets of the Deferred Stock Plan as described in Note 8 (the "Rabbi Trust"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
------------------------------------------------------------------------------

Valuation of Real Estate Investments

Real estate investments were carried at cost, net of accumulated depreciation and any impairment losses. On August 1, 1996, the Trust adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which required impairment losses to be recorded on specific long-lived assets used in operations where indicators of impairment were present and the undiscounted cash flows (net realizable value) estimated to be generated by those assets were less than the assets' carrying amount. Prior to August 1, 1996, the Trust's real estate investments were carried net of an allowance for possible investment losses. The Trust's allowance for possible investment losses was based upon management's estimate of the net realizable value of each investment, and to the extent this was less than the carrying value of an investment, an allowance for possible investment losses was established. The adoption of Statement No. 121 did not have any effect on the Trust's financial position or results of operations. However, the carrying values of certain real estate assets were written down against available reserves.

Depreciation and amortization were calculated under the straight-line method, based upon the estimated useful lives of the assets. Properties and property improvements were depreciated over 25 to 39 years. Leasing commissions and tenant improvements were amortized under the straight-line method over the terms of the related leases. Expenditures for maintenance, repairs and betterments which did not materially prolong the normal useful life of an asset have been charged to operations as incurred.

Assets Held for Sale

The Trust defined an "Asset Held for Sale" as an asset that had been approved for sale by the Trustees and, if applicable, the Investment Partnership and either was being marketed for sale or was soon to be marketed. Assets Held for Sale were written down to the lower of cost or net realizable value and, in the case of investments held directly by the Trust, were classified separately on the balance sheet. Depreciation was not recorded on these assets. The revenues and expenses of an Asset Held for Sale were not reclassified, and continued to be recorded as they were prior to the reclassification.

Mortgage Loans

The Trust accounted for its mortgage loans under the provisions of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement 118. This statement required impairment losses to be recorded when it was probable that a creditor would be unable to collect all amounts due according to the contractual terms of the loan agreement. The statement required impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if collateral dependent.

Stock Options

The Trust accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

Change in Fiscal Year

In January 1997, the Trustees authorized a change in the Trust's fiscal year from one which ended on July 31st to one which ends on December 31. The five-month period ended December 31, 1996 (the "Transition Period"), together with unaudited comparative data for the five-month period ended December 31, 1995, is presented within the body of the Trust's financial statements.

Revenue Recognition

For financial reporting purposes, the Owned Properties held directly by the Trust were accounted for on a one-month lag. Certain space leases provided for free rent periods and stepped minimum rents which were accounted for on a straight-line basis over the terms of the leases. Rental income recognized under the straight-line method was less than rent received or receivable by the Trust for financial reporting purposes by $54,000 and $119,000 for the years ended December 31, 1997 and July 31, 1996, respectively, and $24,000 and $77,000 (unaudited) for the five-month periods ended December 31, 1996 and 1995, respectively. Rental income recognized in calendar 1998 equaled rent received or receivable by the Trust in calendar 1998.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
------------------------------------------------------------------------------

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

Reclassification

Certain items in the December 31, 1997 and July 31, 1996 financial statements have been reclassified to conform to the December 31, 1998 presentation.


NOTE 2.  REAL ESTATE INVESTMENTS

As of December 31, 1998, the Trust had no real estate investments.

The Trust's real estate investments consisted primarily of equity investments in completed, income-producing properties located throughout the United States. The Trust's portfolio of real estate investments consisted of Structured Transactions and Owned Properties.

Land leasebacks and/or mortgage loans were classified as Structured Transactions. Land leasebacks consisted of land purchased under income-producing properties and leased back under long-term net lease arrangements. The leases required fixed monthly base rental payments and generally also provided for overage rental payments, which were typically computed as a percentage of property gross receipts in excess of base amounts. The mortgage loan investments were generally long-term loans that required fixed monthly base interest payments and, when not payable on a self-amortizing basis, principal payments at maturity.

Operating properties were classified as Owned Properties. Owned Properties (which included those held in wholly owned subsidiaries) included land, buildings, tenant improvements, and other. Tenant improvements represented the cost of constructing or finishing tenant space under the terms of a lease for that space. Material disbursements that constituted new assets or improvements to existing assets that extended their useful lives and/or substantially increased their value were capitalized.

The Trust categorized its Structured Transactions and Owned Properties into four groups, Structured Transactions held directly by the Trust, Owned Properties held directly by the Trust, Assets Held for Sale directly by the Trust (investments formerly classified as Structured Transactions held directly by the Trust and Owned Properties held directly by the Trust), and Investment Partnerships (inclusive of Structured Transactions, Owned Properties, and Assets Held for Sale).

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)
--------------------------------------------

Assets Held for Sale directly by the Trust

At December 31, 1998, there were no Assets Held for Sale directly by the Trust. During 1998, the Trust sold its two remaining real estate investments both of which were classified as Assets Held for Sale directly by the Trust. Subsequent to year end, the Trust reached a settlement agreement with the Florida Department of Transportation regarding certain land that was condemned at Loehmann's Fashion Island, one of the Trust's former properties.

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

At December 31, 1997, the Trust had two Assets Held for Sale directly by the Trust, Park Place, an office building previously classified as an Owned Property held directly by the Trust, and the Trust's investments in the Cincinnati Marriott Inn, a hotel previously classified as a Structured Transaction held directly by the Trust. These two remaining real estate investments had an aggregate net book value of $15,077,000 at December 31, 1997. Park Place, located in Clayton, Missouri, was acquired by a wholly owned subsidiary of the Trust in fiscal 1991, subject to a non-recourse first mortgage of $8,600,000. Upon the Trust's adoption of FASB Statement No. 121 in August 1996, the Trust allocated $1,239,000 of its former allowance for possible investment losses to this investment. At December 31, 1997, Park Place had a net book value of $9,777,000. The Trust's investments in the Cincinnati Marriott Inn, located in Cincinnati, Ohio, consisted of a land leaseback and mortgage loans. During fiscal year ended July 31, 1996, the Trust loaned an additional $600,000 to its lessee/mortgagor, secured by a junior leasehold mortgage, to make certain approved capital improvements to the hotel. Upon the Trust's adoption of FASB Statement No. 121 in August 1996, the Trust allocated $1,016,000 of its former allowance for possible investment losses to these investments. At December 31, 1997, Cincinnati Marriott Inn investments had an aggregate net book value of $5,300,000.

During calendar year 1997, the Trust sold three Assets Held for Sale directly by the Trust, Loehmann's Fashion Island, One Park West and Citibank Office Plaza - Schaumburg. In December 1997, the Trust sold Loehmann's Fashion Island shopping center to an unrelated party for $37,300,000, resulting in no gain or loss to the Trust. Previously, in August 1996, the Trust allocated $869,000 from its former allowance for possible investment losses to this investment. In addition, during the quarter ended July 31,1996, the Trust wrote down its investment in Loehmann's Fashion Island by $5,612,000, of which $3,000,000 was charged to earnings and the balance was charged to the Trust's previously established allowance for possible investment losses. In October 1997, the Trust sold the One Park West office building to an unrelated party for $20,685,000, resulting in a gain of approximately $1,334,000. In March 1993, a wholly owned subsidiary of the Trust acquired the equity interest of its lessee in One Park West, subject to a first mortgage loan of $10,227,000. Upon acquisition the Trust utilized a portion of its former allowance for possible investment losses to write down this investment by $6,000,000. In addition at July 31, 1996, the Trust wrote down its investment in this property by $1,519,000 when the Trust reclassified One Park West to an Asset Held for Sale directly by the Trust, this write-down was charged against the Trust's former allowance for possible investment losses. In August 1996, the Trust allocated $936,000 of its former allowance for possible investment losses to the Citibank Office Plaza - Schaumburg investment. In July 1997, the Trust sold Citibank Office Plaza - Schaumburg to an unrelated third party for $9,640,000, resulting in no gain or loss to the Trust.

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

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)
--------------------------------------------

Owned Properties held directly by the Trust

At December 31, 1998 and 1997, the Trust had no real estate investments classified as Owned Properties held directly by the Trust. During the calendar year ended December 31, 1997, the Trust reclassified three real estate investments, Citibank Office Plaza - Schaumburg, Loehmann's Fashion Island and Park Place to Assets Held for Sale directly by the Trust.

During fiscal year ended July 31, 1996, the Trust reclassified One Park West to an Asset Held for Sale directly by the Trust.

The operating results of Owned Properties held directly by the Trust (inclusive of Owned Properties classified as Assets Held for Sale directly by the Trust) are reflected in the consolidated statements of income as Rents from Owned Properties held directly by the Trust and Expenses on Owned Properties held directly by the Trust. Rents from Owned Properties held directly by the Trust represent base rents and expense reimbursements from tenants.
Expenses on Owned Properties held directly by the Trust are as follows:


                                                                              Years Ended
                                                                              -----------
                                                        December 31,            December 31,             July 31,
                                                            1998                    1997                   1996
                                                            ----                    ----                   ----
Repairs and maintenance                                 $   32,000              $1,474,000              $1,819,000
Real estate taxes                                              -                 1,157,000               1,295,000
Utilities                                                   32,000                 655,000               1,002,000
General and administrative                                 103,000               1,006,000                 836,000
Management fees                                             37,000                 396,000                 448,000
Insurance                                                    7,000                  85,000                 169,000
                                                        ----------              ----------              ----------
Expenses on Owned Properties held
 directly by the Trust                                  $  211,000              $4,773,000              $5,569,000
                                                        ==========              ==========              ==========

                                                      Five Months Ended
                                                      -----------------
                                                December 31,       December 31,
                                                   1996                1995
                                                   ----                ----
                                                                  (Unaudited)
Repairs and maintenance                     $     662,000     $     776,000
Real estate taxes                                 726,000           583,000
Utilities                                         338,000           496,000
General and administrative                        368,000           322,000
Management fees                                   147,000           221,000
Insurance                                          73,000            74,000
                                            -------------     -------------
Expenses on Owned Properties held
  directly by the Trust                     $   2,314,000     $   2,472,000
                                            =============     =============

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)
--------------------------------------------

Structured Transactions held directly by the Trust

At December 31, 1998 and 1997, the Trust had no real estate investments classified as Structured Transactions held directly by the Trust. During calendar year 1997, the Trust reclassified Cincinnati Marriott Inn to an Asset Held for Sale directly by the Trust and disposed of six Structured Transactions held directly by the Trust. The Trust's $2,000,000 City Centre Holiday Inn land investment was purchased by the Trust's lessee for $20,577,000, resulting in a gain to the Trust of $18,577,000. The Trust's $350,000 Lakeside Center land investment was purchased by the Trust's lessee for $2,350,000, resulting in a gain to the Trust of $1,944,000 after closing costs. The Trust's $400,000 Northbrook apartments land investment was purchased by the Trust's lessee for $750,000, resulting in a gain to the Trust of $350,000. The Trust's land and mortgage investments in Roseburg Valley Mall were sold to the Trust's lessee/mortgagor for $3,950,000, resulting in no gain or loss to the Trust. The Trust's lessee/mortgagor of its $5,400,000 Sandpiper Cove apartments land investment, its $2,230,000 Elm Creek apartments land investment and its $7,540,000 Elm Creek apartments mortgage loan investment purchased the investments, with an aggregate carrying value of $15,170,000, for $20,000,000, resulting in a gain to the Trust of $4,750,000 after closing costs.

During fiscal year ended July 31, 1996, the Trust disposed of three Structured Transactions held directly by the Trust. The Trust's $825,000 Bluffs II land investment was purchased by the Trust's lessee for $2,150,000, resulting in a gain to the Trust of $1,320,000 after closing costs. The Trust's $135,000 Yorkshire land investment was purchased by an unrelated third party for $460,000, resulting in a gain to the Trust of $310,000 after closing costs. The Trust's $2,000,000 Grosvenor Airport Inn land investment was purchased by the Trust's lessee for $2,000,000 and the Trust's related $2,000,000 mortgage loan was prepaid for $500,000, with the resulting loss of $1,500,000 being charged against the Trust's allowance for possible losses.

Investments in unconsolidated Investment Partnerships

As of December 31, 1998 and 1997, neither the Trust nor its subsidiaries had investments in unconsolidated Investment Partnerships. These former investments had been accounted for on the equity method. The Investment Partnerships provided for the allocation of profits and losses and cash distributions in proportion to ownership as shown below:

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

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  REAL ESTATE INVESTMENTS (continued)
--------------------------------------------

      Investment Partnerships
      Condensed Combined Statements of Income


                                                                                               Years Ended
                                                                                               -----------
                                                                      December 31,             December 31,       July 31,
                                                                           1998                   1997              1996
                                                                           ----                   ----              ----

Revenues                                                         $             -             $  1,996,000    $ 22,146,000
Expenses                                                                       -                1,768,000      14,817,000
                                                                 ---------------             ------------    ------------
Income before Gain (Loss) on Real Estate Investments                           -                  228,000       7,329,000

Gain (Loss) on Real Estate Investments
  Gain on sale of real estate investments                                      -                1,885,000      14,944,000
  Write-down of real estate investments                                        -                        -     (11,051,000)
                                                                 ---------------             ------------    ------------
Net Income                                                       $             -             $  2,113,000    $ 11,222,000
                                                                 ===============             ============    ============

Income before Gain (Loss) on Real Estate Investments
Trust's share of income before gain (loss) on real estate
  investments                                                    $             -             $    120,000    $  3,326,000
Limited Partners' share of income before
  gain (loss) on real estate investments                                       -                  108,000       4,003,000

Gain (Loss) on Real Estate Investments
Trust's share of gain on sale of real estate investments                       -                  857,000       3,994,000
Limited Partners' share of gain on sale of real estate
  investments                                                                  -                1,028,000      10,950,000
Trust's share of write-down of real estate investments
  (previously recorded by the Trust)                                           -                        -      (3,810,000)
Limited Partners' share of write-down of real estate investments               -                        -      (7,241,000)
                                                                 ---------------             ------------    ------------
Net Income                                                       $             -             $  2,113,000    $ 11,222,000
                                                                 ===============             ============    ============


Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. REAL ESTATE INVESTMENTS (continued)
-------------------------------------------

Investment Partnerships
Condensed Combined Statements of Income


                                                                                   Five Months Ended
                                                                                   -----------------
                                                                         December 31,             December 31,
                                                                           1996                        1995
                                                                           ----                        ----
                                                                                                  (Unaudited)

Revenues                                                               $  2,869,000             $ 11,332,000
Expenses                                                                  2,716,000                7,292,000
                                                                       ------------             ------------
Income before Gain (Loss) on Real Estate Investments                        153,000                4,040,000

Gain (Loss) on Real Estate Investments
  Gain on sale of real estate investments                                 3,495,000               14,002,000
  Write-down of real estate investments                                  (1,178,000)              (7,134,000)
                                                                       ------------             ------------
Net Income                                                             $  2,470,000             $ 10,908,000
                                                                       ============             ============

Income before Gain (Loss) on Real Estate Investments
Trust's share of income before gain (loss) on real estate
  investments                                                          $     67,000             $  1,778,000
Limited Partners' share of income before
  gain (loss) on real estate investments                                     86,000                2,262,000

Gain (Loss) on Real Estate Investments
Trust's share of gain on sale of real estate investments                    832,000                3,501,000
Limited Partners' share of gain on sale of real estate
  investments                                                             2,663,000               10,501,000
Trust's share of write-down of real estate investments
  (previously recorded by the Trust)                                       (576,000)              (1,845,000)
Limited Partners' share of write-down of real estate
  investments                                                              (602,000)              (5,289,000)
                                                                       ------------             ------------
Net Income                                                             $  2,470,000             $ 10,908,000
                                                                       ============             ============


Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. REAL ESTATE INVESTMENTS (continued)
-------------------------------------------

The Trust's share of net income (loss) (including gain on sales) from unconsolidated Investment Partnerships was as follows:



                                                                         Years Ended
                                                                         -----------
                                                        December 31,    December 31,   July 31,
                                                            1998           1997          1996
                                                            ----           ----          ----

Property Capital Midwest Associates, L.P. (1)           $       -     $   110,000    $ 2,277,000
PCA Southwest Associates Limited Partnership (2)                -         868,000        721,000
PCA Canyon View Associates Limited Partnership (3)              -          (1,000)       153,000
Lisle Hilton Inn Loan Participation                             -               -        566,000
PCA Crossroads Associates, Ltd.                                 -               -      3,603,000
                                                        ---------     -----------    -----------
                                                        $       -     $   977,000    $ 7,320,000
                                                        =========     ===========    ===========

(1) Net of the Trust's share of depreciation of $21,000 for the year ended July 31, 1996. No depreciation was recorded in calendar 1997.

(2) Net of the Trust's share of depreciation of $52,000 and $372,000 for the years ended December 31, 1997 and July 31, 1996, respectively.

(3) Net of the Trust's share of depreciation of $80,000 for the year ended July 31,1996. No depreciation was recorded in calendar 1997. This property converted from a Structured Transaction to an Owned Property in August 1995.

                                                                    Five Months Ended
                                                                    -----------------
                                                              December 31,      December 31,
                                                                 1996             1995
                                                                 ----             ----
                                                                               (Unaudited)

Property Capital Midwest Associates, L.P. (1)                $   53,000         $1,066,000
PCA Southwest Associates Limited Partnership (2)                  3,000            218,000
PCA Canyon View Associates Limited Partnership (3)              843,000            125,000
Lisle Hilton Inn Loan Participation                                 -              275,000
PCA Crossroads Associates, Ltd.                                     -            3,595,000
                                                             ----------         ----------
                                                             $  899,000         $5,279,000
                                                             ==========         ==========


(1) Net of the Trust's share of depreciation of $17,000 for the five-month period ended December 31, 1995. No depreciation was recorded in 1996.

(2) Net of the Trust's share of depreciation of $103,000 and $228,000 for the five-month periods ended December 31, 1996 and 1995, respectively.

(3) Net of the Trust's share of depreciation of $29,000 for the five-month period ended December 31, 1995. No depreciation was recorded in 1996. This property converted from a Structured Transaction to an Owned Property in August 1995.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REAL ESTATE INVESTMENTS (continued)
-------------------------------------------

Cash distributions received by the Trust from the unconsolidated Investment Partnerships were as follows:

                                                                                     Years Ended
                                                                                     -----------
                                                                December 31,        December 31,            July 31,
                                                                    1998                1997                  1996
                                                                    ----                ----                  ----

Property Capital Midwest Associates, L.P.                       $     -             $   654,000           $19,506,000
PCA Southwest Associates Limited Partnership                          -               1,718,000             7,274,000
PCA Canyon View Associates Limited Partnership                        -                 133,000               256,000
Lisle Hilton Inn Loan Participation                                   -                     -               9,547,000
PCA Crossroads Associates, Ltd.                                       -                     -               5,626,000
                                                                ---------           -----------           -----------
                                                                $     -             $ 2,505,000           $42,209,000
                                                                =========           ===========           ===========



                                                                 Five Months Ended
                                                                 -----------------
                                                        December 31,             December 31,
                                                            1996                   1995
                                                            ----                   ----
                                                                                (Unaudited)

Property Capital Midwest Associates, L.P.              $ 5,889,000            $   765,000
PCA Southwest Associates Limited Partnership               161,000              3,410,000
PCA Canyon View Associates Limited Partnership           2,345,000                184,000
Lisle Hilton Inn Loan Participation                            -                  279,000
PCA Crossroads Associates, Ltd.                                -                5,602,000
                                                       -----------            -----------
                                                       $ 8,395,000            $10,240,000
                                                       ===========            ===========

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. REAL ESTATE INVESTMENTS (continued)
-------------------------------------------

In August 1996, the Trust allocated a portion of its former allowance for possible investment losses in the amount of $576,000 to the Investment Partnerships. During fiscal year ended July 31, 1996, the Trust's Investment Partnerships reclassified certain of their real estate investments to Assets Held for Sale and wrote down these assets by $2,970,000 (the Trust's share). In addition, PCA Southwest Associates Limited Partnership and PCA Canyon View Associates Limited Partnership each wrote off an investment resulting in losses to the Trust of $307,000 and $533,000 (the Trust's share), respectively. The Trust charged these losses against its former allowance for possible investment losses as follows:

                                                                             Years Ended
                                                                             -----------
                                                             December 31,      December 31,          July 31,
                                                                1998               1997                1996
                                                                ----               ----                ----

Property Capital Midwest Associates, L.P.                $         -        $         -            $1,255,000
PCA Southwest Associates Limited Partnership                       -                  -             1,017,000
PCA Canyon View Associates Limited Partnership                     -                  -             1,538,000
                                                         -----------        -----------            ----------
                                                         $         -        $         -            $3,810,000
                                                         ===========        ===========            ==========


                                                                   Five Months Ended
                                                        December 31,              December 31,
                                                            1996                    1995
                                                                                 (Unaudited)

Property Capital Midwest Associates, L.P.              $  276,000                $        -
PCA Southwest Associates Limited Partnership              300,000                   307,000
PCA Canyon View Associates Limited Partnership                -                   1,538,000
                                                       ----------                ----------
                                                       $  576,000                $1,845,000
                                                       ==========                ==========

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


NOTE 2. REAL ESTATE INVESTMENTS (continued)
-------------------------------------------

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

During fiscal year ended July 31, 1996, certain of the Trust's Investment Partnerships disposed of three Structured Transactions. PCA Crossroads Associates, Ltd. ("Crossroads"), an Investment Partnership which owned the land underlying the Crossroads Mall in Boulder, Colorado, sold the land to its lessee, resulting in a gain to the Trust of $3,500,000 on its investment of $2,000,000. The Trust had a 25.0% general partner interest in Crossroads. The first mortgage held by the Lisle Hiton Inn loan participation ("Lisle"), secured by the Lisle Hilton Inn located in Lisle, Illinois, was prepaid at par. The Trust had a 41.6% interest in Lisle and received $8,942,000 from the prepayment. Canyon View, an Investment Partnership which held Structured Transactions in Phases I and II of the Canyon View apartments in San Ramon, California, settled certain litigation. As a result, the Investment Partnership received $300,000 from the first mortgagee of Phase I for permitting it to foreclose on Phase I and the Investment Partnership took title to Phase II and received the proceeds from two letters of credit aggregating $1,750,000. At that time, the Trust wrote down its investment in this partnership by $1,538,000. This write-down was charged against the Trust's allowance for possible investment losses. At July 31, 1996, Phase II was reclassified from an Owned Property to an Asset Held for Sale.

During fiscal 1996, two Investment Partnerships sold six Assets Held for Sale, three of which were classified as Assets Held for Sale at July 31, 1995 and three were reclassified to Assets Held for Sale during fiscal 1996. Southwest, an Investment Partnership which owned 2,848 apartments in Houston, Texas at July 31, 1995, sold the Chimney Rock complex to an unrelated party resulting in a gain to the Trust of $1,000. Two additional properties, St. Charles and Boardwalk, were reclassified during fiscal 1996 to Assets Held for Sale resulting in a write-down by the Trust of $710,000. This write-down was charged against the Trust's previously established allowance for possible investment losses. These investments were sold in June 1996 to an unrelated third party resulting in a gain to the Trust of $50,000. Southwest also disposed of its Telegraph Hill - Phase B investment (259 units) by allowaing the first mortgage lender to foreclose on the property and, as a result, the Trust wrote off its $307,000 net invesment in this property against the Trust's allowance for possible investment losses. Midwest, an Investment Partnership which owned four investments in Overland Park, Kansas, reclassified its investment in College Hills 3 to an Asset Held for Sale in fiscal 1996. In addition, Midwest's Financial Plaza investment, which was previously reclassified to an Asset Held for Sale, was further written down by the Trust by $1,255,000. Financial Plaza, College Hills 3 and College Hills 8 were sold to unrelated third parties and the net sales prices of these properties resulted in a gain to the Trust aggregating $443,000.


NOTE 3. INDEBTEDNESS

The Trust had no debt at December 31, 1998.

Both of the real estate investments owned on December 31, 1997, Park Place office building and Cincinnati Marriott Inn, were subject to long-term first mortgage financing which aggregated $18,399,000. $10,054,000 of this long- term first mortgage financing represented debt on the Cincinnati Marriott Inn which was not reflected on the Trust's balance sheet because the obligation to pay such debt was that of the Trust's lessee/mortgagor. $8,345,000 of this long-term first mortgage financing represented debt on the Park Place office building located in Clayton, Missouri, and was reflected on the Trust's balance sheet. This debt had an annual effective interest rate of 5.65% which was payable semi-annually. During 1998, Park Place was sold and its first mortgage was assumed by the buyer.

During calendar 1998 and 1997, fiscal year ended July 31, 1996 and the five-month periods ended December 31, 1996 and 1995, cash paid for interest on all of the Trust's debt was $128,000, $2,704,000, $5,044,000, $1,252,000 and
$2,277,000, respectively.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. RENTAL EXPENSE

In September 1998, the Trust's prior space lease expired and the Trust moved its office to 177 Milk Street, Boston, Massachusetts, and entered into a lease that expires in March 1999. Rental expense was $93,000, $116,000, and $152,000 in calendar 1998 and 1997 and fiscal year July 31, 1996, respectively. Rental expense was $44,000 and $63,000 for the five-month periods ended December 31, 1996 and 1995, respectively. Future minimum rental payments will be $600 per month in 1999.


NOTE 5. ADVISORY SERVICES

Effective August 1, 1992 the Trust entered into an agreement with PCA Institutional Advisors ("PCAIA") pursuant to which the Trust assumed responsibility for rendering services under advisory agreements (the "Advisory Agreements") between PCAIA and the five former Investment Partnerships.

The Trust received annually the first $150,000 of amounts payable pursuant to the Advisory Agreements as compensation for providing such services, which amount generally corresponded to the additional expenses incurred by the Trust in performance of such tasks, plus 50% of additional amounts payable pursuant to the Advisory Agreements, which additional amounts aggregated $235,000 in fiscal year ended July 31, 1996. No additional amount was received in calendar 1997 or 1998. PCAIA received the remaining 50% of such payments in excess of $150,000. Excluded from the foregoing arrangement was the termination fee provided for in the PCA Crossroads Associates, Ltd. ("Crossroads") advisory agreement, which fee was paid in fiscal 1996 solely to PCAIA. No amount was payable in 1998 or 1997 or for the five months ended December 31, 1996.


NOTE 6. RELATED PARTY TRANSACTIONS

During calendar 1998 and 1997, the fiscal year ended July 31, 1996, and the five-month periods ended December 31, 1996 and 1995, the Trust incurred legal fees in the amount of $178,000, $145,000, $262,000, $136,000 and $150,000,
respectively (exclusive of additional amounts paid by the Trust's lessees and borrowers, if any), from the law firm of Paul, Weiss, Rifkind, Wharton & Garrison, of which Walter F. Leinhardt, Secretary and Trustee of the Trust, is a partner. Not included in the above amount is the Trust's share of legal fees incurred by the Investment Partnerships in the amount of $0, $2,000, $66,000, $20,000 and $5,000 for those same periods, respectively.

The Trust is a party to a termination agreement with its chief executive officer under which he will be entitled to a payment equal to 100% of his base salary in the event of a change in control or termination of his employment, without cause, prior to October 2000.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. DILUTED NET INCOME PER SHARE
------------------------------------

The following table sets forth the computation of diluted net income per share. The calculation is presented for the July 31, 1996 period only. The effect of stock options and convertible debt was antidilutive for all other periods.


                                                                     Year Ended
                                                                       July 31,
                                                                         1996
                                                                         ----
   Numerator:
      Net Income                                                      $5,914,000
                                                                      ----------
      Numerator for diluted net income per share - income available
      to common stockholders after assumed conversions                $5,914,000
                                                                      ==========
   Denominator:
      Denominator for basic net income per share - weighted -
      average shares                                                   9,097,000

      Effective of dilutive securities:
         Stock options                                                   104,000
                                                                      ----------
      Denominator for diluted net income per share - adjusted
      weighted - average shares and assumed conversions                9,201,000
                                                                      ==========
   Basic net income per share                                              $0.65
                                                                           =====
   Diluted net income per share                                            $0.64
                                                                           =====

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SHAREHOLDERS' EQUITY
----------------------------

1992 Employee Stock Option Plan

The Property Capital Trust 1992 Employee Stock Option Plan (the "Plan") for key employees of the Trust and its subsidiaries is a plan under which options for 400,000 shares may be granted to purchase Common Shares for a purchase price equal to, at a minimum, the fair market value of the shares on the date of grant, subject to certain adjustments. The Compensation Committee of the Board of Trustees administers the Plan and is responsible for selecting the individuals eligible to receive options and for determining the number of options to be granted to such individuals and the purchase price of the shares. While the Plan is still in effect, no options have been granted since 1995 and the Compensation Committee of the Board of Trustees does not intend to grant any further options. Under the plan 20% of the options become exercisable on each anniversary of the date of grant and all options vest once the option price declines below $2.00 per share. The options are subject to termination under certain circumstances. Changes in options outstanding during the period were as follows:

                                                                     Average
                                                          Number   Option Price
                                                          of Shares   Per Share

Granted - 1993                                             107,750       $3.750*
Canceled - 1993                                             (4,000)      $3.750
                                                           -------
Shares under option at July 31, 1993                       103,750       $3.750
                                                           -------
Granted - 1994                                              68,850       $6.375*
Exercised - 1994                                            (2,000)      $3.750
                                                           -------
Shares under option at July 31, 1994                       170,600       $4.809
                                                           -------
Granted - 1995                                              82,500       $6.140*
Exercised - 1995                                            (3,000)      $4.625
                                                           -------
Shares under option at July 31, 1995                       250,100       $5.251
                                                           -------
Exercised - 1996                                           (23,640)      $4.751
                                                           -------
Shares under option at July 31, 1996                       226,460       $5.303
                                                           -------
Exercised - Transition Period ended December 31, 1996      (91,100)      $1.256
                                                           -------
Shares under option at December 31, 1996                   135,360       $3.593
                                                           -------
Exercised - calendar 1997                                 (135,360)      $2.683
                                                           -------
Shares under option at December 31, 1997 and 1998              -
                                                           =======
Options exercisable at December 31, 1998                       -
                                                           =======
Options available for grant at beginning of year           144,900
                                                           =======
Options available for grant at December 31, 1998           144,900
                                                           =======

* The option price was reduced as a result of distributions made in excess of funds from operations as provided for in the Plan.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SHAREHOLDERS' EQUITY (continued)
----------------------------------------

1994 Stock Option Plan for Non-Employee Trustees

The Property Capital Trust 1994 Stock Option Plan for Non-Employee Trustees, approved by the shareholders of the Trust in November 1994, was a plan under which options for 100,000 shares could be granted to purchase Common Shares for a purchase price equal to the fair market value of such Common Shares at the time the option was granted, subject to certain adjustments.

Each non-employee Trustee received automatically upon election or re-election as a Trustee at an Annual Meeting of Shareholders an option to purchase 4,000 Common Shares. The option vested on the day immediately preceding the Annual Meeting of Shareholders next succeeding the date of grant of such option. On December 30, 1998, the 1994 Stock Option Plan for Non-Employee Trustees was terminated and all outstanding options were canceled.

                                                                          Average
                                                           Number      Option Price
                                                          of Shares      Per Share
                                                          ---------      ---------

Options granted on November 30, 1994
  and outstanding at July 31, 1995                         24,000          $6.125*
Options granted on December 15, 1995                       24,000          $8.563*
                                                           ------
Options outstanding July 31, 1996                          48,000          $7.344
Options granted on December 17, 1996                       20,000          $8.063*
                                                           ------
Options outstanding at December 31, 1996                   68,000          $5.685*
Exercised - 1997                                          (48,000)         $3.151
                                                           ------
Options outstanding at December 31, 1997                   20,000          $4.043*
Cancellation of options upon termination of plan          (20,000)
                                                           ------
Options outstanding at December 31, 1998                      -
                                                           ======

* The option price was reduced as a result of distributions made in excess of funds from operations as provided for in the Plan.


Amended and Restated Deferred Stock Plan for Non-Employee Trustees

In November 1994, the Amended and Restated Deferred Stock Plan for Non-Employee Trustees (the "Deferred Stock Plan") was approved by the shareholders of the Trust. If a Trustee elected to defer payment of Trustee fees, share units were allocated to such Trustee's account based upon the closing price for the Common Shares on the date the fees would have been earned. Share units were also allocated to reflect dividends that would have been paid on such share units. There were 250,000 Common Shares available under this Deferred Stock Plan. This Deferred Stock Plan replaced a previous plan, the share units of which were transferred to this Deferred Stock Plan on November 30, 1994.

In 1994, the Trust entered into a Trust Agreement with BankBoston, N.A. (formerly BayBank), a Massachusetts corporation, whereby BankBoston, N.A. agreed to hold the Common Shares (and dividends thereon) that were issued under the Deferred Stock Plan (an arrangement commonly known as a "Rabbi Trust"). During the fiscal year ended July 31, 1996, the Rabbi Trust was funded with Common Shares equal to the share units allocated under the Deferred Stock Plan. Under accounting rules, assets of a Rabbi Trust must be accounted for as assets of the Trust.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SHAREHOLDERS' EQUITY (continued)
----------------------------------------

In January 1998, the Deferred Stock Plan was terminated by the Trustees and all assets held in the Rabbi Trust were distributed to the participating Trustees. The Common Shares held by the Rabbi Trust had been reflected at cost as "treasury stock," the other assets of the Rabbi Trust had been reflected as "other assets" and the claim of the participating Trustees had been reflected as "accounts payable and accrued expenses" in the accompanying consolidated balance sheets.


Share units transferred November 30, 1994                             118,385
Share units issued fiscal 1995                                         30,983
Share units exercised fiscal 1995                                     (20,296)
                                                                      -------
Share units outstanding July 31, 1995                                 129,072
Share units issued fiscal 1996                                         20,922
Share units exercised fiscal 1996                                     (14,903)
Share units outstanding prior to transfer to Rabbi Trust              135,091
Share units issued in Property Capital Trust Common Shares and
     transferred to the Rabbi Trust                                  (135,080)
                                                                      -------
Share units outstanding July 31, 1996                                      11
Share units issued Transition Period                                    6,671
Common shares issued and transferred to the Rabbi Trust                (6,680)
                                                                      -------
Share units outstanding December 31, 1996                                   2
Cumulative fractional share units cashed-out and
     invested by the Rabbi Trust                                           (2)
                                                                      -------
Share units outstanding December 31, 1997 and 1998                          -
                                                                      =======

Common Shares issued and transferred to the Rabbi Trust               135,080
Dividends reinvested in Common Shares issued and
     transferred to the Rabbi Trust                                    49,559
                                                                      -------
Total Common Shares in the Rabbi Trust July 31, 1996                  184,639
Common Shares issued and transferred to the Rabbi Trust                 6,680
Dividends reinvested in Common Shares issued and
     transferred to the Rabbi Trust                                    24,819
Distribution of Common Shares from the Rabbi Trust
     to retired Trustees                                              (22,211)
                                                                      -------
Total Common Shares in the Rabbi Trust December 31, 1996              193,927
Distribution of Common Shares from the Rabbi Trust
     to retired Trustee                                                (7,076)
                                                                      -------
Total Common Shares in the Rabbi Trust December 31, 1997              186,851
Distribution of Common Shares from the Rabbi Trust to retired Trustee (3,981) Distribution of Common Shares from the Rabbi Trust to
     participating Trustees upon termination of plan                 (182,870)
                                                                      -------
Total Common Shares in the Rabbi Trust December 31, 1998                    -
                                                                      =======

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. SHAREHOLDERS' EQUITY (continued)
----------------------------------------

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

The Trustees intend to redeem the rights issued and outstanding, prior to the consummation of the merger, at the redemption price of $.01 per right.

Property Capital Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. DIVIDENDS
-----------------

The Trust paid quarterly dividends approximately 55 days following each fiscal quarter, normally equal to at least 100% of income before gains (losses) on real estate investments. Because all of the Trust's real estate investments have been disposed of and revenues have declined significantly, no further quarterly dividends will be paid. Pursuant to its Business Plan, the Trust has declared special dividends from the proceeds of its disposition of investments which, to date, have totaled $13.65 per share. In respect of calendar years ended 1998 and 1997, fiscal year ended July 31, 1996 and the five-month period ended December 31, 1996, the Trust declared special dividends of $1.15 per share, $8.75 per share, $2.75 per share and $1.00 per share, respectively.

If the merger is ratified by shareholders, it is the current intention of the Trustees to declare a final distribution from the remaining assets of the Trust immediately prior to the consummation of the merger. If the merger is not consummated, the Trust intends to dissolve and distribute a portion of its assets to its shareholders and transfer the remainder to a liquidating trust in order to satisfy any known and contingent liabilities of the Trust. It is then anticipated that a final distribution from the liquidating trust will be made within one year thereafter.


                                                          Years Ended
                                                          -----------
                                          December 31,  December 31,  July 31,
                                              1998          1997        1996
                                              ----          ----        ----

Quarterly dividends declared               $   -          $  .18      $  .48
Special dividends declared                   1.15           8.75        2.75
                                           ------         ------      ------
Total dividends declared                   $ 1.15         $ 8.93      $ 3.23
                                           ======         ======      ======

                                            Five Months Ended
                                            -----------------
                                               December 31,
                                            1996          1995
                                            ----          ----
                                                      (Unaudited)

Quarterly dividends declared              $ .18        $ .24
Special dividends declared                 1.00            -
                                          -----        -----
Total dividends declared                  $1.18        $ .24
                                          =====        =====

In order to qualify as a real estate investment trust, Property Capital Trust must distribute substantially all of its taxable income to shareholders not later than twelve months following the end of its fiscal year.

Property Capital Trust
CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

                                                                                                        Quarters Ended
                                                                                                        --------------
                                                                           March 31,       June 30,     September 30,  December 31,
                                                                           ---------       --------     -------------  ------------

Calendar 1998
Revenues                                                                $   869,000    $ 1,635,000     $    99,000      $    40,000
Expenses                                                                    715,000        312,000         198,000           84,000
                                                                        -----------    -----------     -----------      -----------
Income (Loss) before Gain on Sale of Real Estate Investments                154,000      1,323,000         (99,000)         (44,000)
Gain on Sale of Real Estate Investments                                   3,067,000      1,016,000             -                -
                                                                        -----------    -----------     -----------      -----------
Net Income (Loss)                                                       $ 3,221,000 $    2,339,000     $   (99,000)     $   (44,000)
                                                                        ===========    ===========     ===========      ===========

Net Income (Loss) per Share
Income (Loss) before Gain on Sale of Real Estate Investments            $      0.02     $     0.13     $     (0.01)        $    -
Gain on Sale of Real Estate Investments                                        0.32           0.11             -                -
                                                                        -----------    -----------     -----------      -----------
Basic and Diluted Net Income (Loss) per Share                           $      0.34     $     0.24     $     (0.01)        $    -
                                                                        ===========    ===========     ===========      ===========
Average Shares Outstanding                                                9,584,220      9,584,220       9,584,220        9,584,220
                                                                        ===========    ===========     ===========      ===========

Calendar 1997
Revenues                                                                $ 4,138,000     $4,135,000     $ 3,738,000      $ 2,706,000
Expenses                                                                  3,616,000      2,907,000       2,676,000        2,033,000
                                                                        -----------    -----------     -----------      -----------
Income before Gain on Sale of Real Estate Investments                       522,000      1,228,000       1,062,000          673,000
Gain on Sale of Real Estate Investments                                  18,577,000      2,801,000       4,750,000        1,684,000
                                                                        -----------    -----------     -----------      -----------
Net Income                                                              $19,099,000    $ 4,029,000     $ 5,812,000      $ 2,357,000
                                                                        ===========    ===========     ===========      ===========
Net Income per Share
Income before Gain on Sale of Real Estate Investments                   $      0.05     $     0.13     $      0.11      $      0.07
Gain on Sale of Real Estate Investments                                        1.95           0.29            0.50             0.18
                                                                        -----------     ----------     -----------      -----------
Basic and Diluted Net Income per Share                                  $      2.00     $     0.42     $      0.61      $      0.25
                                                                        ===========     ==========     ===========      ===========
Average Shares Outstanding                                                9,520,000      9,579,000       9,584,000        9,584,000
                                                                        ===========    ===========     ===========      ===========

Property Capital Trust
SCHEDULE II


Allowance for Possible Investment Losses


                                           Five Months Ended               Year Ended
                                           -----------------               ----------
                                             December 31,                    July 31,
                                                 1996                         1996
                                                 ----                         ----

Balance at beginning of period               $ 4,636,000               $  14,077,000
Allocation to specific investments (1)        (4,636,000)                          -
Property write-downs                                   -                  (9,441,000)
                                             -----------               -------------
Balance at end of period                     $         -               $   4,636,000
                                             ===========               =============
Allowance as a % of Real Estate Investments
 (before allowance for possible investment
 losses and Asset Held for Sale directly by the Trust)                        4.9%
                                                                              ===

(1) In August 1996, the allowance for possible investment losses was allocated to specific investments per FASB Statement No. 121. For further information see Note 1, "Basis of Presentation and Significant Accounting Policies, Valuation of Real Estate Investments."

The allowance for possible investment losses represented the excess of the carrying value of individual real estate investments over their estimated net realizable value. Based upon a review and evaluation of each real estate investment in the Trust's portfolio, management believed the allowance was adequate as of the date presented.

Property Capital Trust
SCHEDULE III
December 31, 1998


At December 31, 1998, the Trust had no real estate investments.

NOTES TO SCHEDULE III

Changes in the Trust's investments in Assets Held for Sale directly by the Trust are summarized below (dollars in thousands).


                                                                                                      Five Months
                                                                               Years Ended                Ended          Year Ended
                                                                               -----------                -----          ----------
                                                                        December 31,  December 31,      December 31,      July 31,
                                                                           1998          1997             1996              1996
                                                                           ----          ----             ----              ----

Balance at beginning of period                                        $   15,077      $ 16,984          $16,938         $ 10,185
Acquisitions and additions                                                    65         3,517               46              173
Sales to third parties                                                   (15,142)      (62,996)             -            (10,358)
Reclassified from Owned Properties held directly by the Trust                -          67,829              -             20,055
Reclassified from Structured Transactions held directly by the Trust         -           5,300              -                -
Investments written-down                                                     -             -                -             (1,519)
Write-off of accumulated depreciation                                        -         (15,557)             -             (1,598)
                                                                      ----------      --------          -------         --------
Balance at end of period                                              $      -        $ 15,077          $16,984         $ 16,938
                                                                      ==========      ========          =======         ========

                           ANNUAL REPORT ON FORM 10-K
                              ITEM 8 and ITEM 14(d)




                              FINANCIAL STATEMENTS


                 For the Ten-Month Period Ended October 31, 1997
                                     and the
                          Year Ended December 31, 1996


                    PROPERTY CAPITAL MIDWEST ASSOCIATES, L.P.
                              Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS

To the Partners
Property Capital Midwest Associates, L.P.

We have audited the accompanying balance sheet of Property Capital Midwest Associates, L.P. (the "Partnership") as of December 31, 1996, and the related statements of income, cash flows, and partners' equity for the ten-month period ended October 31, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Capital Midwest Associates, L.P. at December 31, 1996 and the results of its operations and its cash flows for the ten-month period ended October 31, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Boston, Massachusetts
November 3, 1997

Property Capital Midwest Associates, L.P.
BALANCE SHEET

                                                            December 31,
                                                                1996
                                                                ----

Assets
Cash and cash equivalents                                 $  1,142,052
Rent receivable                                                 17,469
Other assets                                                     4,431
                                                          ------------
                                                          $  1,163,952
                                                          ============
Liabilities and Partners' Equity
Liabilities
  Real estate taxes payable                              $      88,195
  Accounts payable and accrued expenses                         55,005
                                                          ------------
                                                               143,200
                                                          ------------
Partners' Equity
  Capital contributions                                     11,095,815
  Accumulated deficit                                      (10,075,063)
                                                          ------------
  Total Partners' Equity                                     1,020,752
                                                          ------------
                                                          $  1,163,952
                                                          ============

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF INCOME





                                            Ten Months Ended       Year Ended
                                              October 31,         December 31,
                                                  1997                1996
                                                  ----                ----

Revenues
Rental income                                 $  89,132            $ 3,799,329
Short-term interest income                       49,727                 52,816
                                              ---------            -----------
                                                138,859              3,852,145
                                              ---------            -----------

Property Expenses
Write-down of real estate investments               -                      -
Depreciation                                        -                      -
Real estate taxes                               (72,695)               555,725
Utilities                                           -                  567,887
Repairs and maintenance                             -                  162,946
Management                                          -                  148,103
Cleaning                                            -                  143,965
Roads and grounds                                   -                   86,658
Other                                               -                   73,225
Insurance                                           -                   43,653
Security                                            -                   12,161
                                              ---------            -----------
                                                (72,695)             1,794,323
                                              ---------            -----------
Partnership Expenses
Advisory fee                                     13,816                 77,858
Administrative expense                           (8,173)               125,032
                                              ---------            -----------
                                                  5,643                202,890
                                              ---------            -----------
Net Operating Income                            205,911              1,854,932

Gain on sale of real estate investments             -                  446,449
                                              ---------            -----------
Net Income                                    $ 205,911            $ 2,301,381
                                              =========            ===========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF CASH FLOWS


                                                       Ten Months Ended     Year Ended
                                                          October 31,       December 31,
                                                            1997               1996
                                                            ----               ----

Cash Flow From Operating Activities
Net income                                              $    205,911     $ 2,301,381
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Gain on sale of real estate investments                        -          (446,449)
  Depreciation                                                   -               -
  Write-down of real estate investments                          -               -
  Changes in assets and liabilities
     Decrease in rent receivable                              17,469          45,240
     Decrease in prepaid insurance                               -            30,407
     Decrease in other assets                                  4,431          54,198
     Decrease in real estate taxes payable                   (88,195)       (649,702)
     Decrease in accounts payable and accrued expenses       (55,005)       (167,583)
     Decrease in prepaid rent                                    -          (122,882)
     Decrease in security deposits                               -          (201,872)
                                                        ------------     -----------
Net Cash Provided by Operating Activities                     84,611         842,738
                                                        ------------     -----------
Cash Flow From Investing Activities

Disposition of real estate investments                           -        46,522,707
Capital expenditures                                             -          (228,727)
                                                        ------------     -----------
Net Cash Provided by Investing Activities                        -        46,293,980
                                                        ------------     -----------
Cash Flow From Financing Activities

Distributions of operating income of invested capital       (226,663)     (2,130,000)
Distributions of invested capital                         (1,000,000)    (44,395,880)
                                                        ------------     -----------
Net Cash Used in Financing Activities                     (1,226,663)    (46,525,880)
                                                        ------------     -----------
Net (Decrease) Increase in Cash and Cash Equivalents      (1,142,052)        610,838

Cash and Cash Equivalents at Beginning of Period           1,142,052         531,214
                                                        ------------     -----------
Cash and Cash Equivalents at End of Period              $        -       $ 1,142,052
                                                        ============     ===========

                             See accompanying notes

Property Capital Midwest Associates, L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                             Beginning                     Distributions   Distributions            Ending
                              Ownership      Partners'      Net            of Operating     of Invested             Partners'
                              Percentage     Equity         Income           Income           Capital               Equity
                              ----------     ------         ------           ------           -------               ------


For the Year Ended
December 31, 1996

Property Capital Trust,
  General Partner             53.2967%   $    24,114,228    $1,226,560     $(1,135,220)   $(23,661,539)       $     544,029

Limited Partners              46.7033         21,131,023     1,074,821        (994,780)    (20,734,341)             476,723
                             --------    ---------------    ----------     -----------    ------------        -------------
                             100.0000%   $    45,245,251    $2,301,381     $(2,130,000)   $(44,395,880)       $   1,020,752
                             ========    ===============    ==========     ===========    ============        =============

For the Ten Months Ended
October 31, 1997

Property Capital Trust,
  General Partner             53.2967%   $   544,029        $  109,744     $  (120,804)   $   (532,967)       $           -

Limited Partners              46.7033        476,723            96,167        (105,859)       (467,033)                   -
                             --------    ---------------    ----------     -----------    ------------        -------------
                             100.0000%   $ 1,020,752        $  205,911     $  (226,663)   $ (1,000,000)       $           -
                             ========    ===============    ==========     ===========    ============        =============

                             See accompanying notes

Property Capital Midwest Associates, L.P.
NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

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


NOTE 2. MANAGEMENT AGREEMENT
----------------------------

Services related to investment matters and day-to-day administration were provided to the Partnership under a contract, dated May 24, 1989, with PCA Institutional Advisors (the "Advisor"). The contract had an initial term of five years and was extended automatically on a year-to-year basis unless terminated by the Partnership or the Advisor. The contract provided for a base advisory fee equal to 8% of the Partnership's cash flow (as defined) and for a disposition fee equal to 8% of the gain from the sale of the Partnership's properties. The Partnership paid PCA Institutional Advisors management fees aggregating $13,816 and $77,858 for the ten months ended October 31, 1997 and the year ended 1996, respectively. Management fees payable was $10,000 at December 31, 1996.

Effective August 1, 1992, Property Capital Trust, the General Partner of the Partnership, assumed responsibility for managing the affairs of the Partnership pursuant to a subcontract and option agreement with PCA Institutional Advisors. This change was approved by the Partners.


NOTE 3. DISTRIBUTIONS
---------------------

For the ten months ended October 31, 1997 and the year ended December 31, 1996, the Partnership distributed $226,663 and $2,130,000, respectively, of operating income and $1,000,000 and $44,395,880 of invested capital, respectively.

                           ANNUAL REPORT ON FORM 10-K
                              ITEM 8 and ITEM 14(d)


                              FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1997
                        and Year Ended December 31, 1996


                 PCA CANYON VIEW ASSOCIATES LIMITED PARTNERSHIP
                              Boston, Massachusetts

REPORT OF INDEPENDENT AUDITORS


To the Partners
PCA Canyon View Associates Limited Partnership


We have audited the accompanying balance sheet of PCA Canyon View Associates Limited Partnership ("the Partnership") as of December 31, 1996, and the related statements of operations, cash flows and changes in partners' equity for the nine-month period ended September 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PCA Canyon View Associates Limited Partnership at December 31, 1996, and the results of its operations and its cash flows for the nine-month period ended September 30, 1997 and year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
October 31, 1997

PCA Canyon View Associates Limited Partnership
BALANCE SHEET

                                                           December 31,
                                                               1996
                                                               ----

Assets

Cash and cash equivalents                                   $   518,232
Other assets                                                     58,720
                                                            -----------
                                                            $   576,952
                                                            ===========

Liabilities and Partners' Equity

Accounts payable and accrued expenses                       $    16,070
                                                            -----------
Partners' Equity
  Contributed capital                                         3,506,176
  Undistributed net income                                   (2,945,294)
                                                            -----------
  Total Partners' Equity                                        560,882
                                                            -----------
                                                            $   576,952
                                                            ===========

                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF OPERATIONS


                                                 Nine Months                    Year
                                                   Ended                        Ended
                                                September 30,                December 31,
                                                    1997                         1996
                                                    ----                         ----

Revenues
Real Estate Investments
  Rental income                               $       386                  $1,412,864
  Other income                                        -                        46,984
  Base income                                         -                           -
                                              -----------                  ----------
                                                      386                   1,459,848
Short-term interest income                         20,597                      64,800
                                              -----------                  ----------
                                                   20,983                   1,524,648

Property Expenses
Insurance                                          15,537                      54,902
Ground rent                                           -                       404,754
Real estate taxes                                     -                       161,513
Management                                            -                       109,760
Utilities                                             -                        74,976
Repairs and maintenance                               -                        58,025
Leasing                                               -                        55,781
Depreciation                                          -                       213,401
Roads and grounds                                     -                        53,839
Make ready                                            -                        49,593
Homeowners' association                               -                        37,297
                                              -----------                  ----------
                                                   15,537                   1,273,841
                                              -----------                  ----------

Partnership Expenses
Professional fees                                   3,344                      23,024
Administrative                                      1,370                      27,754
Management fee                                      2,016                      21,407
                                              -----------                  ----------
                                                    6,730                      72,185
                                              -----------                  ----------
Net Operating (Loss) Income                        (1,284)                    178,622

Gain on sale of real estate investments               -                     3,495,652
                                              -----------                  ----------
Net (Loss) Income                             $    (1,284)                 $3,674,274
                                              ===========                  ==========


                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF CASH FLOWS


                                                                           Nine Months                Year
                                                                              Ended                   Ended
                                                                           September 30,           December 31,
                                                                               1997                   1996
                                                                               ----                   ----

Cash Flow From Operating Activities
Net (loss) income                                                          $  (1,284)            $  3,674,274
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation                                                                  -                    213,401
   Gain on sale of real estate investments                                       -                 (3,495,652)
   Decrease in rent receivable, net                                              -                        139
   Decrease (increase) in other assets                                        58,720                   (1,814)
   Decrease in accounts payable and accrued expenses                         (16,070)                 (55,199)
   Decrease in prepaid rent                                                      -                     (4,942)
   Decrease in security deposits                                                 -                    (71,215)
                                                                           ---------             ------------
Net Cash Provided by Operating Activities                                     41,366                  258,992
                                                                           ---------             ------------

Cash Flow From Investing Activities
Increase in real estate investments                                              -                   (567,809)
Disposition of real estate investment, net of closing costs                      -
                                                                                                    9,511,169
Proceeds from letters of credit and litigation settlement                        -                        -
                                                                           ---------             ------------

Net Cash Provided by Investing Activities                                        -                  8,943,360
                                                                           ---------             ------------

Cash Flow From Financing Activities
Distributions to partners:
   Return of invested capital                                               (500,000)              (9,667,865)
   Operating income                                                          (59,598)                (535,601)
   Partner loans, net                                                            -                        -
                                                                           ---------             ------------
Net Cash Used in Financing Activities                                       (559,598)             (10,203,466)
                                                                           ---------             ------------
Net Decrease in Cash and Cash Equivalents                                   (518,232)              (1,001,114)
                                                                           ---------             ------------

Cash and Cash Equivalents at Beginning of Period                             518,232                1,519,346

Cash and Cash Equivalents at End of Period                                 $     -               $    518,232
                                                                           =========             ============

                             See accompanying notes

PCA Canyon View Associates Limited Partnership
STATEMENTS OF CHANGES IN PARTNERS' EQUITY



                                             Beginning        Net          Distributions   Distributions            Ending
                              Ownership      Partners'      (Loss)         of Operating     of Invested             Partners'
                              Percentage     Equity         Income           Income           Capital               Equity
                              ----------     ------         ------           ------           -------               ------


For the Year Ended
December 31, 1996

Property Capital Trust,
General Partner               23.80952%      $1,688,113     $   874,828     $(127,523)      $(2,301,873)             $133,545

Limited Partners              76.19048%       5,401,961       2,799,446      (408,078)       (7,365,992)              427,337
                             ---------       ----------     -----------     ---------       -----------              --------
                             100.00000%      $7,090,074     $ 3,674,274     $(535,601)      $(9,667,865)             $560,882
                             =========       ==========     ===========     =========       ===========              ========

For the Nine Months Ended
September 30, 1997

Property Capital Trust,
General Partner               23.80952%        $133,545     $      (306)     $(14,191)      $  (119,048)             $     -

Limited Partners              76.19048%         427,337            (978)      (45,407)         (380,952)                   -
                             ---------       ----------     -----------     ---------       -----------              --------
                             100.00000%        $560,882     $    (1,284)     $(59,598)      $(500,000)               $     -
                             =========       ==========     ===========     =========       ===========              ========

                             See accompanying notes

PCA Canyon View Associates Limited Partnership
NOTES TO FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

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


NOTE 2. MANAGEMENT AGREEMENT
----------------------------

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


NOTE 3. DISTRIBUTIONS
---------------------

For the nine months ended September 30, 1997 the Partnership distributed $59,598 from operating cash flow and $500,000 from invested capital. For the year ended December 31,1996 the Partnership distributed $535,601 from operating cash flow, and $9,667,865 from invested capital. There will be no further distributions as the Partnership has been terminated.