Form 10-Q
period 1999-03-31
PROPERTY CAPITAL TRUST
filed 1999-05-10
CIK 80718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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
Yes [X] No [ ].

Number of shares of Common Shares outstanding as of May 1, 1999:  9,584,220
                                                                  ---------

                             PROPERTY CAPITAL TRUST


                                      INDEX


                                                                       Page
 PART I. FINANCIAL INFORMATION                                        Number
 -----------------------------                                        ------

     ITEM 1.  FINANCIAL INFORMATION

      Consolidated Balance Sheets - March 31, 1999 (unaudited)
        and December 31, 1998                                              2

      Consolidated Statements of Income -
        Three Months Ended March 31, 1999 and 1998 (unaudited)             3

      Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1999 and 1998 (unaudited)             4

      Consolidated Statements of Shareholders' Equity -
        Three Months Ended March 31, 1999 and 1998 (unaudited)             5

      Notes to Consolidated Financial Statements (unaudited)               6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                               7 - 8

 PART II. OTHER INFORMATION
 --------------------------

     ITEM 5.  OTHER INFORMATION                                            9

     ITEM 6.  EXHIBIT                                                 9 - 10

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL INFORMATION

PROPERTY CAPITAL TRUST
CONSOLIDATED BALANCE SHEETS

                                                  March 31,       December 31,
                                                    1999              1998
--------------------------------------------------------------------------------
                                                (Unaudited)
Assets
Cash and cash equivalents                      $    3,357,000   $     3,233,000
Other assets                                          100,000            52,000
                                               --------------   ---------------

                                               $    3,457,000   $     3,285,000
                                               ==============   ===============
Liabilities and Shareholders' Equity
Liabilities
  Accounts payable, accrued expenses and other
  liabilities                                  $      759,000   $       759,000
                                               --------------   ---------------
Shareholders' Equity
  Common Shares (without par value, unlimited
  shares authorized, 9,584,220 issued and
  outstanding)                                    108,568,000       108,568,000
  Accumulated deficit                            (105,870,000)     (106,042,000)
                                               --------------   ---------------

  Total Shareholders' Equity                        2,698,000         2,526,000
                                               --------------   ---------------

                                               $    3,457,000   $     3,285,000
                                               ==============   ===============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                                1999             1998
-------------------------------------------------------------------------------------------
Revenues
Rents from Owned Properties held directly by the Trust     $            -   $       600,000
Structured Transactions held directly by the Trust
  Base income                                                           -           137,000
  Overage income                                                        -            78,000
                                                           --------------   ---------------
                                                                        -           815,000

Other income                                                      311,000                 -
Interest income                                                    34,000            54,000
                                                           --------------   ---------------
                                                                  345,000           869,000
                                                           --------------   ---------------

Expenses
General and administrative expenses                               107,000           365,000
Professional fees                                                  47,000            98,000
Trustees' fees and expenses                                        19,000            32,000
Expenses on Owned Properties held directly by the Trust               -             210,000
Interest                                                              -              10,000
                                                           --------------   ---------------
                                                                  173,000           715,000
                                                           --------------   ---------------
Income before Gain on Sale of Real Estate Investments             172,000           154,000
Gain on Sale of Real Estate Investments                               -           3,067,000
                                                           --------------   ---------------
Net Income                                                 $      172,000   $     3,221,000
                                                           ==============   ===============
Net Income per Share

  Income before Gain on Sale of Real Estate Investments             $0.02             $0.02
  Gain on Sale of Real Estate Investments                             -                0.32
                                                           --------------   ---------------
  Basic and Diluted Net Income per Share                            $0.02             $0.34
                                                           ==============   ===============
Average Shares                                                  9,584,220         9,584,220
                                                           ==============   ===============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                                1999             1998
-------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                 $      172,000   $     3,221,000
Adjustments to Net Income
  Gain on sale of real estate investments                               -        (3,067,000)
  Changes in assets and liabilities
    Decrease in interest and rents receivable                           -           228,000
    (Increase) decrease in other assets, net                      (48,000)        2,413,000
    Decrease in accounts payable, accrued
      expenses and other liabilities and accrued interest               -        (3,748,000)
                                                           --------------   ---------------
Net Cash Provided by (Used in) Operating Activities               124,000          (953,000)
                                                           --------------   ---------------
Investing Activities
Owned Properties held directly by the Trust
  Dispositions                                                          -         4,564,000
  Additions                                                             -           (65,000)
                                                           --------------   ---------------
Net Cash Provided by Investing Activities                               -         4,499,000
                                                           --------------   ---------------
Financing Activities
Cash dividends paid                                                     -        (3,354,000)
                                                           --------------   ---------------

Net Cash Used in Financing Activities                                   -        (3,354,000)
                                                           --------------   ---------------

Net Increase in Cash and Cash Equivalents                         124,000           192,000

Cash and Cash Equivalents at Beginning of Period                3,233,000         3,160,000
                                                           --------------   ---------------

Cash and Cash Equivalents at End of Period                 $    3,357,000   $     3,352,000
                                                           ==============   ===============

                             See accompanying notes

PROPERTY CAPITAL TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                           --------------------------------
                                                                1999             1998
-------------------------------------------------------------------------------------------
Common Shares
Balance at beginning of period                             $  108,568,000   $   108,568,000
                                                           --------------   ---------------
Balance at end of period                                      108,568,000       108,568,000
                                                           --------------   ---------------
Accumulated Deficit
Balance at beginning of period                               (106,042,000)     (100,438,000)
Net income                                                        172,000         3,221,000
Cash dividends paid                                                   -          (3,354,000)
                                                           --------------   ---------------
Balance at end of period                                     (105,870,000)     (100,571,000)
                                                           --------------   ---------------
Treasury Shares
Balance at beginning of period                                          -        (1,316,000)
Distribution to Trustees of 186,851 Treasury Shares
  included in Rabbi Trust for the benefit of Trustees                   -         1,316,000
                                                           --------------   ---------------
Balance at end of period                                                -                 -
                                                           --------------   ---------------
Total Shareholders' Equity                                      2,698,000         7,997,000
                                                           ==============   ===============

Number of Common Shares issued
  at beginning and end of period                                9,584,220         9,584,220
                                                           ==============   ===============

                             See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Basis of Presentation and Significant Accounting Policies

In the opinion of the management of Property Capital Trust (the "Trust"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the Trust's financial position as of March 31, 1999 and the results of its operations and its cash flows for the periods ended March 31, 1999 and 1998.

The information contained in these financial statements should be read in conjunction with the Trust's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.

2.   Real Estate Investments

At March 31, 1999 and December 31, 1998, the Trust had no real estate investments.

During the quarter ended March 31, 1998, the Trust sold the Park Place office building in Clayton, Missouri, to an unrelated party for $14,145,000, resulting in a gain to the Trust of $3,067,000. Previously, in August 1996, the Trust had allocated $1,239,000 of its former allowance for possible investment losses to this investment. The property's $8,345,000 first mortgage was assumed by the buyer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Plan

In accordance with the Trust's business plan (the "Business Plan") which was approved by the Trust's shareholders on December 15, 1995, all of the Trust's investments have been disposed of in an orderly and timely manner. The Trust has utilized net proceeds from the sales of its properties to retire debt, to make distributions to the Trust's shareholders and to satisfy the Trust's cash needs. As a result of the successful implementation of the Business Plan, the Trust has already paid special dividends from the proceeds of investment dispositions aggregating $13.65 per share. The payment dates and tax classification of these special dividends are as follows:

                   Total                                         Return
  Payment    Special Dividends    Ordinary       Capital           of
   Date       Paid Per Share       Income         Gain           Capital
   ----       --------------       ------         ----           -------
  06/24/96      $  1.75           $  0.117       $ 0.269         $ 1.364
  07/26/96         1.00              0.067                         0.933
  12/23/96         1.00                  -             -           1.000
  02/24/97         2.00                  -         1.940           0.060
  05/23/97         0.20                  -             -           0.200
  08/22/97         1.15              0.060         0.060           1.030
  11/24/97         2.50                  -         0.360           2.140
  12/29/97         2.90                  -             -           2.900
  02/27/98         0.35                  -             -           0.350
  07/10/98         0.80                  -             -           0.800
                -------           --------       -------         -------
                $ 13.65           $  0.244       $ 2.629         $10.777
                =======           ========       =======         =======

As the final step in the Trust's Business Plan, Property Capital Trust intends to merge with and into Maryland Property Capital Trust, Inc., a corporation which was formed to effectuate the transaction in which affiliates of The Beal Companies, LLP will take control of the Trust. The proxy statement/prospectus, information supplement and proxy card related to the proposed merger were mailed to each of the Trust's registered shareholders in late March 1999. On May 24, 1999, a Special Meeting of the Shareholders will be held to vote on the merger. If it is approved, the Trust expects to declare a final distribution to the Trust's then existing shareholders equal to substantially all of the Trust's net worth, which is estimated to be between $.25 and $.26 per share. This is inclusive of funds received by the Trust in 1999 from the settlement of the litigation with the Florida Department of Transportation regarding certain land that was condemned at Loehmann's Fashion Island, one of the Trust's former properties. The distribution is also inclusive of the payment of $.01 per share to be made to redeem the rights outstanding pursuant to the Trust's Shareholder Rights Plan. While the Trust's existing shareholders will retain an interest in the merged entity (for which they will have given up no value), it is believed that such interest will be without value at the time of the merger and may not have any value in the future.

If the shareholders do not approve the merger, the Trust will distribute a portion of its assets to its shareholders and will transfer the remainder of its assets to a liquidating trust to satisfy any known and contingent liabilities of the Trust. Shareholders of the Trust at the time of this transfer will become holders of beneficial interests in the liquidating trust. These beneficial interests will not be transferable except by operation of law. The transfer of assets into the liquidating trust is a taxable event to the beneficial owners. If this alternative is utilized, the Trust believes that the liquidating trust will make a final distribution of its assets within one year after its establishment, net of expenses to maintain the liquidating trust (estimated at $100,000) and any payments made to satisfy any liabilities, the amount of which cannot be estimated at this time.

Financial Condition, Liquidity and Capital Resources

The Trust has reviewed its short-term liquidity needs in view of the completion of its business plan. The Trust's liquidity needs are to fund normal operating expenses and to satisfy any contingent liabilities. The Trust expects to fund these liquidity needs from interest income and cash on hand. At March 31, 1999, the Trust's principal asset was $3,357,000 of cash and cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations for the Three Months ended March 31, 1999 versus the Three Months ended March 31, 1998

Revenues

Total revenues decreased by $524,000, or 60%, for the three months ended March 31, 1999, as compared to the same period in the prior year, primarily due to the sale of all the Trust's real estate investments prior to calendar 1999 offset by the receipt of short-term interest and non-recurring income. The non-recurring income, classified as other income, resulted primarily from the receipt of $292,000, in February 1999, from the settlement of the litigation with the Florida Department of Transportation regarding certain land that was condemned at Loehmann's Fashion Island, one of the Trust's former properties.

Expenses

Total expenses decreased by $542,000, or 76%, for the three months ended March 31, 1999, as compared to the same period in the prior year, primarily due to the sale of all the Trust's real estate investments prior to calendar 1999, the decrease in the Trust's general office activities and the reduction of the Trust's management and support staff in accordance with the Trust's Business Plan.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 5.  OTHER INFORMATION

The company previously reported that Warren E. Buffett has informed the Trust that, pursuant to Sections 13(d) of the Securities Exchange Act of 1934, as amended, he is the beneficial owner of 815,100 shares or 8.5% of the outstanding Common Shares of the Trust. In addition, the Trust has been informed that the following individual is also the beneficial owner of more than 5% of the outstanding Common Shares:

                                                                Percent of
  Name and Address            Number of Shares Owned        Outstanding Shares
  ----------------            ----------------------        ------------------
  Don C. Whitaker                    551,814                       5.8%
  23 Beechwood
  Irvine, CA 92604

ITEM 6.  EXHIBIT

27.1 Financial Data Schedule

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


                                       PROPERTY CAPITAL TRUST
                                       ----------------------
                                             Registrant


                                       /s/ Robert M. Melzer
                                       --------------------
                                       Robert M. Melzer
                                       President, Chief Executive Officer and
                                       Chief Financial Officer
Date:  May 6, 1999